Form 10-Q
period 1996-05-04
NINE WEST GROUP INC /DE
filed 1996-06-14
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the thirteen weeks ended May 4, 1996
                      Commission File No. 1-11161

                          Nine West Group Inc.
          (Exact name of Registrant as specified in its charter)

           Delaware                                 06-1093855
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)

     9 West Broad Street
     Stamford, Connecticut                              06902
 (Address of principal executive offices)             (Zip Code)

                        (314) 579-8812
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---
     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on June 12, 1996: 35,622,209.

                           TABLE OF CONTENTS


                      PART I - FINANCIAL INFORMATION

                                                                      Page
                                                                      ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income - Thirteen weeks
         ended May 4, 1996 and April 29, 1995                               3

         Condensed Consolidated Balance Sheets - May 4, 1996 and
         February 3, 1996                                                   4

         Condensed Consolidated Statements of Cash Flows - Thirteen
         weeks ended May 4, 1996 and April 29, 1995                         5

         Notes to Condensed Consolidated Financial Statements               6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10


                       PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  15

Item 5   Other Information                                                  15

Item 6   Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

Exhibit Index                                                               17

                     NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                    Thirteen Weeks Ended
                                                     May 4             April 29
                                                1996                1995
                                            (In thousands except per share data)

     Net revenues.........................        $355,068             $170,531
     Cost of goods sold...................         202,277               92,212
                                                  --------             --------
       Gross profit.......................         152,791               78,319
     Selling, general and
      administrative expenses.............         115,819               54,988
     Amortization of acquisition goodwill,
      trademarks and trade names..........           2,391                    -
                                                  --------             --------
       Operating income...................          34,581               23,331
     Interest expense - net...............           9,967                   91
     Other income - net...................             468                  235
                                                  --------             --------
       Income before income taxes.........          25,082               23,475
     Income tax expense...................          10,032                9,425
                                                  --------             --------
       Net income.........................        $ 15,050             $ 14,050
                                                  ========             ========
     Weighted average common
      shares outstanding..................          36,572               34,810
                                                  --------             --------
     Earnings per common share............        $   0.41             $   0.40
                                                  ========             ========








   The accompanying Notes are an integral part of the Condensed Consolidated
                        Financial Statements.

                     NINE WEST GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         May 4   February 3
                                                          1996         1996
                                                            (Unaudited)
ASSETS                                          (In thousands except share data)
Current Assets:
   Cash...........................................  $   28,484   $   20,782
   Accounts receivable - net......................      58,022       78,867
   Inventories - net..............................     412,691      396,676
   Deferred income taxes..........................      43,686       46,088
   Assets held for sale...........................      32,013       31,118
   Prepaid expenses and other current assets......      14,543       18,249
                                                    ----------   ----------
      Total current assets........................     589,439      591,780
Property and equipment - net......................     118,196      136,719
Deferred income taxes.............................      21,932       21,658
Goodwill..........................................     231,639      233,149
Trademarks and trade names........................     145,124      146,053
Other assets......................................      29,226       30,733
                                                    ----------   ----------
       Total assets...............................  $1,135,556   $1,160,092
                                                    ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...............................  $  126,484   $  139,731
   Accrued expenses and other current liabilities.     109,812      134,737
   Current portion of long-term debt..............      20,000       20,000
                                                    ----------   ----------
      Total current liabilities...................     256,296      294,468
Long-term debt....................................     454,000      471,000
Other non-current liabilities.....................      71,766       66,298
                                                    ----------     ----------
      Total liabilities...........................     782,062      831,766
                                                    ----------     ----------
Stockholders' Equity:
 Common stock($0.01 par value, 100,000,000 shares
   authorized; 35,569,214 and 35,240,052 shares
   issued and outstanding)........................         355          352
 Warrants.........................................      57,600       57,600
 Additional paid-in capital.......................     141,710      131,595
 Retained earnings................................     153,829      138,779
                                                    ----------   ----------
      Total stockholders' equity..................     353,494      328,326
                                                    ----------   ----------
       Total liabilities and stockholders' equity.  $1,135,556   $1,160,092
                                                    ==========   ==========


    The accompanying Notes are an integral part of the Condensed Consolidated
                           Financial Statements.

                     NINE WEST GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                  Thirteen Weeks Ended
                                                    May 4     April 29
                                                     1996         1995
                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................ $  15,050     $ 14,050
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization......................     8,176        2,318
   Provision for losses on accounts receivable........     4,005         (408)
   Provision for losses on inventory..................       (93)      (2,602)
   Loss on disposal of property and equipment.........       238           57
   Deferred income taxes..............................     2,128        1,050
   Changes in assets and liabilities:
      Increase in balance of accounts receivable sold.    11,921            -
      Accounts receivable.............................     4,919        3,339
      Inventory.......................................   (17,282)       9,335
      Prepaid expenses and other assets...............     1,762       (2,054)
      Accounts payable................................   (13,247)      (2,738)
      Accrued expenses and other liabilities..........   (14,303)      (3,477)
                                                       ---------     --------
Net cash provided by operating activities.............     3,274       18,870
                                                       ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................    (8,199)     (12,487)
Proceeds from sale of property and equipment..........    19,773            -
Net increase in other assets..........................      (264)        (250)
                                                       ---------     --------
Net cash provided (used) by investing activities......    11,310      (12,737)
                                                       ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under financing agreements..    18,000       (3,900)
Repayments of debt....................................   (35,000)           -
Net proceeds from issuance of stock...................    10,118        3,515
                                                       ---------     --------
Net cash used by financing activities.................    (6,882)        (385)
                                                       ---------     --------
NET INCREASE IN CASH..................................     7,702        5,748
CASH, BEGINNING OF PERIOD.............................    20,782        4,256
                                                       ---------     --------
CASH, END OF PERIOD................................... $  28,484     $ 10,004
                                                       =========     ========







  The accompanying Notes are an integral part of the Condensed Consolidated
                         Financial Statements.

                     NINE WEST GROUP INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the thirteen weeks ended May 4, 1996 are not necessarily indicative of the results to be expected for the full year ending February 1, 1997.

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Financial information for the thirteen weeks ended May 4, 1996 (the "First Quarter of 1996") is not comparable to financial information for the thirteen weeks ended April 29, 1995 (the "First Quarter of 1995") as the Acquisition was not consummated until May 23, 1995.

     During the second quarter of fiscal 1995, the Company changed its fiscal year from December 31 to a 52/53-week period ending on the Saturday closest to January 31. The financial statement information with respect to the First Quarter of 1995 included in this Quarterly Report has been restated to reflect the results of operations of the Company for the thirteen-week period which began on January 29, 1995 and ended on April 29, 1995.

     Certain information and disclosures normally included in the notes to condensed consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of the Company for the 53 weeks ended February 3, 1996.

2.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 63% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of May 4, 1996; the remainder was determined by using the weighted average cost method. Inventory is comprised of (in thousands):

     Raw materials............................................... $ 24,621
     Work in process.............................................    3,460
     Finished goods..............................................  384,610
                                                                  --------
          Total inventory........................................ $412,691
                                                                  ========

3.   CASH FLOWS

     Cash paid for income taxes was $6.4 million and $2.0 million for the First Quarter of 1996 and 1995, respectively. Cash paid for interest was $9.9 million and $117,000 for the First Quarter of 1996 and 1995, respectively.

4.   ACQUISITION

     In connection with the Acquisition, the Company assumed and included, in the allocation of the acquisition cost, accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million.
These severance and relocation costs were incurred as a result of the Company's integration plan announced during fiscal 1995. The integration plan relates to the elimination of 295 administrative positions that have become duplicative through the combination of operations and process efficiencies realized, and relocation of certain Footwear Group functional and operational employees. Of these 295 position reductions, approximately 204 were eliminated by May 4, 1996, with the remaining reductions to be substantially completed during the remainder of 1996. As of May 4, 1996, approximately $4.1 million ($2.2 million during the First Quarter of 1996) of severance and termination benefits and $4.6 million ($400,000 during the First Quarter of 1996) of relocation costs had been paid and charged against these liabilities. These accruals are subject to adjustment. Any liability recorded in excess of total costs incurred will be recorded as an adjustment to goodwill. Any costs incurred in excess of the liability recorded will be included in the determination of net income.

     The following unaudited pro forma condensed combined summary of operations (the "Pro Forma Summary") gives effect to the Acquisition as if such transaction had occurred at the beginning of the period presented. The Pro Forma Summary has been prepared utilizing the historical financial statements of the Footwear Group. Pro forma adjustments include the amortization of goodwill, trademarks and trade names, additional interest expense in connection with debt incurred to finance the Acquisition, the elimination of operating results with respect to discontinued brands, the elimination of operating results with respect to assets held for sale, the elimination of expenses associated with contracts not acquired, and the elimination of transactions between the Footwear Group and its former parent company. The Pro Forma Summary excludes the one-time increase in cost of goods sold attributable to the fair value of inventory over the FIFO cost as required by the purchase method of accounting.

                                                    13-weeks Ended
                                                    April 29, 1995
                                                    --------------
(in thousands, except per share amounts)
Net revenues......................................        $323,297
Net loss..........................................          (4,007)
Loss per common share.............................        $  (0.12)

     The foregoing Pro Forma Summary should not be considered indicative of actual results that would have occurred had the Acquisition been consummated on the date or for the period indicated, and does not purport to be indicative of results of operations as of any future date or for any period.

5.   BUSINESS RESTRUCTURING AND INTEGRATION CHARGES

     During fiscal 1995, the Company began the implementation of its planned business restructuring and integration activities related to the Acquisition. While some of the costs associated with the restructuring and integration of the Footwear Group into the Company are reflected in the allocation of the acquisition cost of the Footwear Group, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million in the fourth quarter of 1995 (the "Restructuring Charge"). The major components of the Restructuring Charge are: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) accruals for lease and other contract terminations of $7.0 million;
(4) inventory valuation adjustments of $10.4 million; and (5) other integration and consolidation costs of $12.2 million.

     The Restructuring Charge reflects plans to restructure international sourcing operations located in Italy, Korea and the Far East, and the consolidation and integration of various corporate and business unit operations and support functions. In relation to the Company's restructuring of its retail operations, the plan includes the elimination of duplicate product lines, the closing of approximately 40 of the Company's under performing Banister retail stores and conversion of a number of stores to other nameplates or formats during fiscal 1996, and the termination of the Company's agreement with Burlington Coat Factory for its operation of 84 leased shoe departments during 1996.

     Total cash outlays related to this charge are estimated at approximately $22.0 million, of which $7.7 million has been paid through May 4, 1996, including $3.3 million paid during the First Quarter of 1996. The Restructuring Charge balance at May 4, 1996 of $27.3 million is included in accrued expenses and other current liabilities.

     During the First Quarter of 1996, the Company continued its planned business restructuring and integration activities. The following table shows the activity recorded against the major components of the Restructuring Charge accrual through May 4, 1996:

                                                                                          Other
                               Severance                Lease and                   Integration
                                     and     Asset       Contract      Inventory            and
                             Termination    Write-    Termination      Valuation  Consolidation
(in thousands)                  Benefits     Downs          Costs    Adjustments          Costs     Total
                               ---------   -------    -----------    -----------   ------------    ------
1995 Provision..............      $7,650   $14,620         $7,046        $10,423        $12,161   $51,900
1995 Activity...............         836    14,620            235              -          4,253    19,944
                               ---------    ------    -----------    -----------   ------------    ------
February 3, 1996 balance....       6,814         -          6,811         10,423          7,908    31,956
First Quarter 1996 activity.         922         -            692          1,485          1,561     4,660
                               ---------    ------    -----------    -----------   ------------    ------
       May 4, 1996 balance        $5,892   $     -         $6,119        $ 8,938        $ 6,347   $27,296
                               =========    ======    ===========    ===========   ============    ======

     In connection with the restructuring of its international sourcing operations, the Company has substantially completed the liquidation of its sourcing offices located in the Far East and began to source substantially all of its Far East production through its new agency arrangement.

     In connection with the restructuring of its retail operations the Company has completed 17 of its 40 planned Banister retail store closings through May 4,

1996. The remaining 23 planned Banister retail store closings are expected to be substantially completed by the end of 1996. During the First Quarter of 1996, the Company also closed 16 of its leased departments operating within Burlington Coat Factory stores, and on May 10, 1996 entered into an agreement with a third party to liquidate the remaining 68 Burlington leased departments. The Company anticipates that the Burlington liquidation will be substantially completed by the end of the second quarter of 1996.

     Severance and termination benefits relate to approximately 475 employees, of whom 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office, and five were management employees. As of May 4, 1996, approximately 165 employees had been terminated, with approximately $1.8 million of severance and termination benefits being paid and charged against the liability ($922,000 during the First Quarter). The remaining separations are expected to be substantially completed during the remainder of 1996.

6.   SALE/LEASEBACK TRANSACTION

     During the First Quarter of 1996, the Company consummated the sale (for $20.3 million) and leaseback of its distribution facility located in West Deptford, New Jersey. The lease has been classified as an operating lease.

     The cost and accumulated depreciation associated with this facility of approximately $16.4 million and $2.0 million, respectively, have been removed from the property and equipment accounts. The net gain realized on the sale of approximately $5.3 million (net of transaction costs) has been deferred and will be credited to income as rent expense adjustments over the 20-year initial lease term. Payments under the lease will approximate $1.7 million annually.

7.   SUBSEQUENT EVENTS

     On June 5, 1996, the Company consummated the settlement (the "Settlement") of its previously reported post-closing balance sheet dispute with The United States Shoe Corporation ("U.S. Shoe"), a subsidiary of Luxottica Group S.p.A. ("Luxottica"). Pursuant to the Settlement, U.S. Shoe was obligated to pay to the Company the sum of $25.0 million, which will be recorded as a reduction in goodwill. In addition to settling the post-closing balance sheet dispute, the Company, U.S. Shoe and Luxottica agreed that the Company would repurchase, for a price of $67.5 million, the warrants to purchase 3.7 million of its shares of common stock (the "Common Stock")issued by the Company to U.S. Shoe in connection with the consummation of the Acquisition (the "Warrants"). The Warrants were exercisable for shares of Common Stock at a price of $35.50 per share.

     The net payment by the Company to U.S. Shoe of $42.5 million was financed by the Company under its existing revolving credit facility. As part of the Settlement, the Company reassigned to U.S. Shoe two license agreements which had been transferred to it in connection with the Acquisition relative to the "Capezio" trademark, which is owned by U.S. Shoe. These two license agreements pertain to products which do not relate to the Company's principal businesses and which generate insignificant revenue to the Company. The Company will retain in perpetuity all of the other license agreements relative to the trademark "Capezio" originally assigned to it in connection with the Acquisition, and the license to produce and market "Capezio" footwear.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included in Item 1 of this report.

     All references to "First Quarter of 1996" and "First Quarter of 1995" are to the Company's thirteen-week periods ended May 4, 1996 and April 29, 1995, respectively.

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Financial information for the thirteen weeks ended May 4, 1996 (the "First Quarter of 1996") is not comparable to financial information for the thirteen weeks ended April 29, 1995 (the "First Quarter of 1995") as the Acquisition was not consummated until May 23, 1995.

     During the second quarter of fiscal 1995, the Company changed its fiscal year from December 31 to a 52/53-week period ending on the Saturday closest to January 31. The financial statement information with respect to the First Quarter of 1995 included in this Quarterly Report has been restated to reflect the results of operations of the Company for the thirteen-week period which began on January 29, 1995 and ended on April 29, 1995.

RESULTS OF OPERATIONS

     The following table sets forth the Company's condensed consolidated statements of income in thousands of dollars and as a percentage of net revenues for the First Quarter of 1996 and First Quarter of 1995.

                                                     Thirteen Weeks Ended
                                                  May 4            April 29
(in thousands of dollars)                          1996              1995
                                            ----------------   ----------------
                                                          (Unaudited)
Net revenues...............................  $355,068  100.0%   $170,531  100.0%
Cost of goods sold.........................   202,277   57.0      92,212   54.1
                                             --------  -----    --------  -----
   Gross profit............................   152,791   43.0      78,319   45.9
Selling, general and
 administrative expenses...................   115,819   32.6      54,988   32.2
Amortization of acquisition goodwill,
 trademarks and trade names................     2,391    0.7           -      -
                                             --------  -----    --------  -----
   Operating income........................    34,581    9.7      23,331   13.7
Interest expense - net.....................     9,967    2.8          91    0.1
Other income - net.........................       468    0.2         235    0.2
                                             --------  -----    --------  -----
   Income before income taxes..............    25,082    7.1      23,475   13.8
Income tax expense.........................    10,032    2.9       9,425    5.6
                                             --------  -----    --------  -----
   Net income..............................  $ 15,050    4.2%   $ 14,050    8.2%
                                             ========  =====    ========  =====

THIRTEEN WEEKS ENDED MAY 4, 1996 COMPARED
TO THIRTEEN WEEKS ENDED APRIL 29, 1995

     NET REVENUES. Net revenues were $355.1 million in the First Quarter of 1996 compared to $170.5 million in the First Quarter of 1995, an increase of $184.6 million, or 108.2%. Net revenues of the Company's wholesale division increased by $97.8 million, or 98.4%, of which $91.1 million is attributable to the net revenues of the Footwear Group and $6.7 million is attributable to the increase in net revenues of the Company's wholesale brands that were marketed by the Company prior to the Acquisition. Sales through the Company's retail stores increased $86.8 million, or 121.9%. A substantial portion of this increase is attributable to the 425 Footwear Group retail stores acquired by the Company in connection with the Acquisition and the opening (net of closings) of 134 additional domestic and foreign retail stores by the Company. Comparable store sales (including the sales of the acquired Footwear Group stores, had they been acquired as of the beginning of the comparable period of the prior year) increased 3.0% for the First Quarter of 1996. Comparable store sales do not include the results of the leased departments operating within Burlington Coat Factory stores, which will be closed during 1996. Comparable store sales include the net revenues of all stores open for an entire month during the comparable current year and prior year periods. During the First Quarter of 1996, wholesale net revenues accounted for 55.5% of the Company's consolidated net revenues, while retail operations accounted for the remaining 44.5%.

     GROSS PROFIT. Gross profit was $152.8 million in the First Quarter of 1996, an increase of $74.5 million, or 95.1%, from $78.3 million in the First Quarter of 1995. Gross profit as a percentage of net revenues decreased to 43.0% in the First Quarter of 1996 from 45.9% in the First Quarter of 1995. The decrease in gross profit as a percentage of net revenues is primarily attributable to the Acquisition as the Footwear Group's gross margins are lower than the Company's margins prior to the Acquisition.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses (excluding the amortization of goodwill, trademarks and trade names related to the Acquisition) were $115.8 million in the First Quarter of 1996, compared to $55.0 million in the First Quarter of 1995, an increase of $60.8 million, or 110.5%. SG&A expense expressed as a percentage of net revenues rose to 32.6% in the First Quarter of 1996 from 32.2% in the First Quarter of 1995. The increase is due primarily to the higher level of SG&A expenses, expressed as a percentage of net revenues, of the Footwear Group and the increase in the Company's retail operations as compared to its wholesale operations. The Company's retail operations have a higher expense level as a percentage of net revenues than its wholesale operations.

     OPERATING INCOME. Operating income was $34.6 million, or 9.7% of net revenues, for the First Quarter of 1996 compared to $23.3 million, or 13.7% of net revenues, for the First Quarter of 1995. The reduction in operating income as a percentage of net revenues is attributable to the factors discussed above and the amortization of goodwill, trademarks and trade names related to the Acquisition.

     INTEREST EXPENSE - NET. Interest expense - net was $10.0 million in the First Quarter of 1996 compared to $91,000 in the First Quarter of 1995, an increase of $9.9 million. The increased expense is due to approximately $520 million in average term loans and revolving credit loans outstanding during the

First Quarter of 1996 as a result of borrowings required to finance the Acquisition and meet the Company's working capital requirements.

     NET INCOME. Net income for the First Quarter of 1996 was $15.1 million, or $0.41 per share, compared to net income of $14.1 million, or $0.40 per share, for the First Quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operations and borrowings under its credit agreement (the "Credit Agreement") to finance its operations and expansion. Cash provided by operating activities was $3.3 million for the First Quarter of 1996, compared to $18.9 million for the First Quarter of 1995. This decrease in First Quarter 1996 cash flow from operations as compared to the First Quarter as of 1995 is due primarily to: (1) additional working capital requirements as a result of the Acquisition and the Company's expansion; (2) $2.6 million of severance and relocation payments made in connection with the Acquisition; and (3) $3.3 million of payments made in connection with the Restructuring Charge. Working capital was $333.1 million at May 4, 1996, compared to $297.3 million at February 3, 1996. Working capital increased during the First Quarter of 1996 due to: (1) a $16.1 million increase in inventory to support wholesale backlog requirements and inventory required for new stores;
(2) a $13.2 million order decrease in accounts payable; and (3) a $24.9 million decrease in accrued expenses and other current liabilities. These working capital increases were partially offset by a $20.9 million decrease in accounts receivable attributable to the accounts receivable securitization program. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Total cash outlays related to the Restructuring Charge are estimated at approximately $22.0 million, of which $3.3 million was paid during the First Quarter of 1996, bringing total payments through May 4, 1996 to $7.7 million.
In connection with the Acquisition, the Company assumed and included in the allocation of the acquisition cost of the Footwear Group: (1) accruals for involuntary severance and termination benefits of $8.6 million; and (2) relocation costs of $8.2 million. As of May 4, 1996, approximately $4.1 million and $4.6 million of severance and termination benefits, and relocation costs, respectively, had been charged against these liabilities ($2.2 million and $400,000 of severance and termination benefits, and relocation costs, respectively, were charged during the First Quarter of 1996). The Company anticipates that the remaining cash outlays relating to these actions will be substantially completed in fiscal 1996.

     On May 23, 1995, the Company entered into a $700.0 million Credit Agreement which included term loans of: (1) a $400.0 million, six and one-half year, quarterly amortizing term loan; and (2) a $150.0 million, non-amortizing term loan. Subsequent to the Acquisition, the Company entered into several transactions that permanently reduced the commitments undet the Credit Agreement by an aggregate of $96.0 million. These transactions included: (1) proceeds of $71.0 million from an accounts receivable securitization program; (2) proceeds of $20.0 million from the sale and leaseback of the Company's West Deptford, New Jersey distribution facility during the First Quarter of 1996; and (3) the scheduled principal repayment of $5.0 million against the amortizing term loan.

In addition to the term loans, the Company may borrow up to $150.0 million on a revolving basis and through letters of credit. As of June 12, 1996, $88.0 million of borrowings and $31.7 million of letters of credit were outstanding on a revolving basis and $30.3 million was available for future borrowing. The collective effect of the aforementioned transactions has reduced the Company's senior secured credit commitment from $700.0 million to $604.0 million.

     Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company, excluding receivables related to the Receivables Facility, and bear interest, at the Company's option, at rates based on Citibank's base rate or the Eurodollar index rate. Borrowings under the Credit Agreement will become unsecured should the Company reach an "investment grade" rating on its long term indebtedness. The Company has entered into interest rate hedge agreements to reduce the impact on interest expense from fluctuating interest rates on variable rate debt. The weighted average interest rate on borrowings outstanding as of May 4, 1996 was approximately 6.92%.

     The $42.5 million net payment made by the Company to U.S. Shoe on June 5, 1996, in connection with the settlement of the post-closing balance sheet dispute and the repurchase by the Company, of the Warrants was financed under its existing revolving credit facility.

     On June 13, 1996 the Company announced that it is making a private offering of $175.0 million principal amount of Convertible Subordinated Notes due 2003. The Company will grant to the initial purchasers the option to purchase up to an additional $26,250,000 principal amount of notes solely to cover over
- - -allotments. The Notes will be convertible into Nine West common stock at a fixed conversion price per share to be determined, subject to adjustment in certain circumstances. The Notes will be redeemable by Nine West on or after July 1, 1999 at declining redemption prices. The Company intends to use the net proceeds to repay a portion of the borrowings outstanding under its Credit Agreement.

     Capital expenditures totaled $8.2 million and $12.5 million in the First Quarter of 1996 and 1995, respectively. Capital expenditures in the First Quarter of 1996 relate primarily to the Company's store expansion and remodeling programs. Capital expenditures in the First Quarter of 1995 relate primarily to the Company's store expansion and remodeling programs and the construction and equipping of a 170,000 square foot addition to its New Jersey distribution center, which commenced in October 1994 and was completed in June 1995 at a total cost of approximately $7.8 million. Capital expenditures with respect to warehouse expansion totaled $5.1 million in the First Quarter of 1995. The Company estimates that its capital expenditures for fiscal 1996 will be between $55.0 million and $60.0 million, primarily for the on-going expansion of its retail operations, equipment for its distribution and manufacturing facilities, and international expansion. The actual amount of the Company's capital expenditures depends in part on requirements related to the integration of the Footwear Group into the Company, the number of new stores opened, the number of stores remodeled and the amount of any construction allowances the Company may receive from the landlords of its new stores. The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of June 12, 1996, the Company had commitments for approximately $17.2 million of capital expenditures, related to commitments as of such date to open 121 retail stores,

84 of which are intended to be opened during the remainder of fiscal 1996.

     The Company expects that its current cash, cash flow anticipated to be generated from operations and availability under its revolving credit facility will be sufficient to fund its planned store openings, growth and expansion, business restructuring and integration of the Footwear Group, and other operating cash needs for at least the next twelve months.

SEASONALITY

     The Company's footwear and accessories are marketed primarily for each of the four seasons, with the highest volume of products sold during the last three fiscal quarters. The Company's retail operations, however, generally experience their weakest results in the first quarter. Because the timing of shipments of products for any season may vary from year to year, the results for any particular quarter may not be indicative of results for the full year. The Company has not had significant overhead and other costs generally associated with large seasonal variations.

INFLATION

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability. In the past, the Company has been able to maintain its profit margins during inflationary periods.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On June 5, 1996, the Company consummated the settlement (the "Settlement") of its previously reported post-closing balance sheet dispute with The United States Shoe Corporation ("U.S. Shoe"), a subsidiary of Luxottica Group S.p.A. ("Luxottica"). Pursuant to the Settlement, U.S. Shoe was obligated to pay to the Company the sum of $25.0 million. The $25.0 settlement will be recorded as a reduction in Goodwill. In addition to settling the post-closing balance sheet dispute, the Company and U.S. Shoe agreed that the Company would repurchase, for a price of $67.5 million, the warrants to purchase 3.7 million of its shares of common stock (the "Common Stock")issued by the Company to U.S. Shoe in connection with the consummation of the Acquisition (the "Warrants"). The Warrants were exercisable for shares of Common Stock at a price of $35.50 per share.

     The net payment by the Company to U.S. Shoe of $42.5 million was financed by the Company under its existing revolving credit facility. As part of the Settlement, the Company reassigned to U.S. Shoe two license agreements which had been transferred to it in connection with the Acquisition relative to the "Capezio" trademark, which is owned by U.S. Shoe. These two license agreements pertain to products which do not relate to the Company's principal businesses and which generate insignificant revenue to the Company. The Company will retain in perpetuity all of the other license agreements relative to the trademark "Capezio" originally assigned to it in connection with the Acquisition, and the license to produce and market "Capezio" footwear.

     The Company has been named as a defendant in various actions and proceedings, including actions brought by certain terminated employees, arising from its ordinary business activities. Although the liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on its financial position.

ITEM 5.   OTHER INFORMATION

     On June 13, 1996, the Company issued a press release which is attached hereto as exhibit 99 and is incorporated by reference herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

             See Index to Exhibits

     (b)   Reports on 8-K:

             None

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 Nine West Group Inc.
                                                   (Registrant)


                                      By:        /s/ Robert C. Galvin
                                                 --------------------
                                                    Robert C. Galvin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Principal Accounting
                                             Officer)


Date: June 13, 1996

                                INDEX TO EXHIBITS


Exhibit
Number   Exhibit
- - ------   -------

*2.1.2 Amendment to Asset Purchase Agreement and Settlement Agreement, dated as of May 29, 1996, by and among the Registrant, Luxottica Group S.p.A. and The United States Shoe Corporation.

*10.19.2 Amendment No. 2 to the Credit Agreement, dated as of May 29, 1996, among the Registrant, Citibank, N.A. and Merrill Lynch Capital Corporation, as agents.

*11      Computation of earnings per share.

*99      Press Release of the Registrant, dated June 13, 1996.















*Filed herewith