Form 10-Q
period 1996-08-03
NINE WEST GROUP INC /DE
filed 1996-09-17
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the thirteen weeks ended August 3, 1996
                         Commission File No. 1-11161

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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on September 3, 1996: 35,703,702.

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income - Thirteen and
          twenty-six weeks ended August 3, 1996 and July 29, 1995            3

          Condensed Consolidated Balance Sheets - August 3, 1996 and
          February 3, 1996                                                   4

          Condensed Consolidated Statements of Cash Flows - Twenty-six
          weeks ended August 3, 1996 and July 29, 1995                       5

          Notes to Condensed Consolidated Financial Statements               6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11


                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  19

Item 4   Submission of Matters to a Vote of Security Holders                19

Item 6   Exhibits and Reports on Form 8-K                                   20

Signatures                                                                  21

Exhibit Index                                                               22

                       NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                        13 Weeks Ended         26 Weeks Ended
                                      ------------------     ------------------
                                      August 3   July 29     August 3   July 29
                                          1996      1995         1996      1995
                                         (In thousands except per share data)

Net revenues......................... $420,733  $345,742     $775,801  $516,273
Cost of goods sold...................  245,112   207,260      447,389   299,472
Purchase accounting adjustments to
 cost of goods sold..................        -    23,559            -    23,559
                                      --------  --------     --------  --------
  Gross profit.......................  175,621   114,923      328,412   193,242
Selling, general and
 administrative expenses.............  120,838   100,100      236,657   155,088
Amortization of acquisition goodwill,
 trademarks and trade names..........    2,390     1,657        4,781     1,657
                                      --------  --------     --------  --------
  Operating income...................   52,393    13,166       86,974    36,497
Interest expense - net...............    9,881     8,559       19,848     8,650
Other income - net...................      770       517        1,238       752
                                      --------  --------     --------  --------
  Income before income taxes.........   43,282     5,124       68,364    28,599
Income tax expense...................   17,314     2,100       27,346    11,525
                                      --------  --------     --------  --------
  Net income......................... $ 25,968  $  3,024     $ 41,018  $ 17,074
                                      ========  ========     ========  ========
Weighted average common shares and
 common share equivalents:
  Primary............................   36,923    34,923       36,755    34,866
  Fully diluted......................   38,318                 37,941
                                      --------  --------     --------  --------
Primary earnings per common share
 and common share equivalents........ $   0.70  $   0.09     $   1.12  $   0.49
                                      ========  ========     ========  ========
Fully diluted earnings per common
 share and common share equivalents.. $   0.70               $   1.10
                                      ========               ========





   The accompanying Notes are an integral part of the Condensed Consolidated
                              Financial Statements.

                       NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      August 3     February 3
                                                          1996           1996
                                                    (Unaudited)
ASSETS                                          (In thousands except share data)
Current Assets:
   Cash...........................................  $   34,208     $   20,782
   Accounts receivable - net......................      61,089         78,867
   Inventories - net..............................     438,835        396,676
   Deferred income taxes..........................      38,519         46,088
   Assets held for sale...........................      34,532         31,118
   Prepaid expenses and other current assets......      19,276         18,249
                                                    ----------     ----------
      Total current assets........................     626,459        591,780
Property and equipment - net......................     123,409        136,719
Deferred income taxes.............................      20,286         21,658
Goodwill..........................................     208,731        233,149
Trademarks and trade names........................     144,195        146,053
Other assets......................................      27,584         30,733
                                                    ----------     ----------
       Total assets...............................  $1,150,664     $1,160,092
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...............................  $  109,275     $  139,731
   Accrued expenses and other current liabilities.     100,616        134,737
   Current portion of long-term debt..............      23,000         20,000
                                                    ----------     ----------
      Total current liabilities...................     232,891        294,468
Long-term debt....................................     529,338        471,000
Other non-current liabilities.....................      72,413         66,298
                                                    ----------     ----------
      Total liabilities...........................     834,642        831,766
                                                    ----------     ----------
Stockholders' Equity:
 Common stock($0.01 par value, 100,000,000 shares
   authorized; 35,684,810 and 35,240,052 shares
   issued and outstanding, respectively)..........         356            352
 Warrants.........................................           -         57,600
 Additional paid-in capital.......................     135,869        131,595
 Retained earnings................................     179,797        138,779
                                                    ----------     ----------
      Total stockholders' equity..................     316,022        328,326
                                                    ----------     ----------
       Total liabilities and stockholders' equity.  $1,150,664     $1,160,092
                                                    ==========     ==========



The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            26 Weeks Ended
                                                        ---------------------
                                                        August 3      July 29
(In thousands)                                              1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................ $  41,018     $ 17,074
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization......................    16,338        8,834
   Provision for losses on accounts receivable........     7,548        6,416
   Provision for losses on inventory..................     3,668         (643)
   Loss on disposal of property and equipment.........       196          299
   Deferred income taxes..............................     8,941       (1,614)
   Changes in assets and liabilities:
      Increase in balance of accounts receivable sold.    29,221            -
      Accounts receivable.............................   (18,991)     (37,140)
      Inventory.......................................   (45,187)       6,556
      Prepaid expenses and other assets...............    (6,873)       3,216
      Accounts payable................................   (30,456)      32,932
      Accrued expenses and other liabilities..........   (26,257)      (8,551)
                                                       ---------     --------
Net cash provided (used) by operating activities......   (20,834)      27,379
                                                       ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................   (18,289)     (18,011)
Proceeds from sale of property and equipment..........    19,840            -
Acquisition of businesses - net of cash acquired......    (6,137)    (583,473)
Acquisition purchase price settlement.................    25,000            -
Net decrease (increase) in other assets...............     5,898       (1,314)
                                                       ---------     --------
Net cash provided (used) by investing activities......    26,312     (602,798)
                                                       ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under financing agreements.............    85,000       30,290
Proceeds from issuance of long term debt..............   181,270      559,810
Repayments of long-term debt..........................  (205,000)           -
Repurchase of warrants................................   (67,500)           -
Net proceeds from issuance of stock...................    14,178        4,321
                                                       ---------     --------
Net cash provided by financing activities.............     7,948      594,421
                                                       ---------     --------
NET INCREASE IN CASH..................................    13,426       19,002
CASH, BEGINNING OF PERIOD.............................    20,782        4,358
                                                       ---------     --------
CASH, END OF PERIOD................................... $  34,208     $ 23,360
                                                       =========     ========



     The accompanying Notes are an integral part of the Condensed Consolidated
                        Financial Statements.

                     NINE WEST GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the 26 weeks ended August 3, 1996 are not necessarily indicative of the results to be expected for the 52 weeks ending February 1, 1997 ("Fiscal 1996").

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business (the "Footwear Group") of The United States Shoe Corporation ("U.S. Shoe"). Financial information for the 13 and 26-week periods ended August 3, 1996 is not comparable to financial information for the 13 and 26-week periods ended July 29, 1995, as Footwear Group results are only included in the 1995 periods for the 10 weeks from May 23, 1995 through July 29, 1995.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of the Company for the 53 weeks ended February 3, 1996 and the Quarterly Report on Form 10-Q of the Company for the periods subsequent thereto.

2.   EARNINGS PER SHARE

     Primary weighted average common shares and common stock equivalents consist of common stock issued and outstanding of 35,656,000 and 35,529,000 and primary common stock equivalents of 1,267,000 and 1,226,000 shares, for the 13 and 26 weeks ended August 3, 1996, respectively. For the 13 and 26 weeks ended July 29, 1995, weighted average common shares and common stock equivalents include no common stock equivalents, as such amounts were not material during the 1995 periods.

     Fully diluted earnings per share reflect an after-tax interest adjustment of $702,000 for the 13 and 26 weeks ended August 3, 1996 and fully diluted weighted average shares outstanding of 38,318,000 and 37,941,000 for the 13 and 26 weeks ended August 3, 1996, respectively. This adjustment reflects the issuance in June 1996 of $185.7 million principal amount of 5-1/2% convertible subordinated notes due 2003 (the "Notes").

3.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 69% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of August 3, 1996; the remainder was determined by using the weighted average cost method. Inventory is comprised of (in thousands):

     Raw materials................................   $ 30,281
     Work in process..............................      3,943
     Finished goods...............................    404,611
                                                     --------
          Total inventory.........................   $438,835
                                                     ========

4.   CASH FLOWS

     Cash paid for income taxes was $18.6 million and $20.4 million for the 26 weeks ended August 3, 1996 and July 29, 1995, respectively. Cash paid for interest was $19.8 million and $4.1 million for the 26 weeks ended August 3, 1996 and July 29, 1995, respectively.

5.   ACQUISITION

     In connection with the Acquisition, the Company assumed, and included in the allocation of the acquisition cost, accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million.
These severance and relocation costs were incurred as a result of the Company's integration plan announced during the 53-week period ended February 3, 1996 ("Fiscal 1995"). The integration plan relates to the elimination of 295 administrative positions that have become duplicative through the combination of operations and process efficiencies realized, and relocation of certain Footwear Group functional and operational employees. Of these 295 position reductions, approximately 226 were eliminated by August 3, 1996, with the remaining reductions to be substantially completed during the remainder of 1996. As of August 3, 1996, approximately $5.2 million ($3.3 million during the 26 weeks ended August 3, 1996) of severance and termination benefits, and $5.4 million ($1.2 million during the 26 weeks ended August 3, 1996) of relocation costs had been paid and charged against these liabilities. Any costs incurred in excess of the liability recorded will be included in the determination of net income when such amounts are recognized.

     On June 5, 1996, the Company and U.S. Shoe consummated a settlement (the "Settlement") of a post-closing balance sheet dispute relating to the Acquisition. Pursuant to the Settlement, U.S. Shoe was obligated to pay the Company $25.0 million, which has been recorded as a reduction in goodwill. In addition, the Company and U.S. Shoe agreed that the Company would repurchase, for a price of $67.5 million, the warrants to purchase 3.7 million of its shares of common stock (the "Common Stock")issued by the Company to U.S. Shoe in connection with the consummation of the Acquisition (the "Warrants"). The Warrants were exercisable for shares of Common Stock at a price of $35.50 per share. The net payment by the Company to U.S. Shoe of $42.5 million was financed with borrowings under the Company's revolving credit facility.

     The following unaudited pro forma condensed combined summary of operations (the "Pro Forma Summary") gives effect to the Acquisition as if such transaction had occurred at the beginning of the period presented. The Pro Forma Summary has been prepared utilizing the historical financial statements of the Footwear Group. Pro forma adjustments include the amortization of goodwill, trademarks and trade names, additional interest expense in connection with debt incurred to finance the Acquisition, the exclusion of operating results with respect to discontinued brands, the elimination of operating results with respect to assets held for sale, the elimination of expenses associated with contracts not acquired, and the elimination of transactions between the Footwear Group and U.S. Shoe, its former parent. The Pro Forma Summary excludes the one-time increase in cost of goods sold attributable to the fair value of inventory over the FIFO cost as required by the purchase method of accounting.

                                                         26 Weeks Ended
                                                          July 29, 1995
                                                         --------------
    (in thousands, except per share amounts)
    Net revenues......................................        $698,145
    Net income........................................           4,438
    Earnings per common share.........................        $   0.13

     The foregoing Pro Forma Summary should not be considered indicative of actual results that would have occurred had the Acquisition been consummated on the date or for the period indicated, and does not purport to be indicative of results of operations as of any future date or for any period.

6.   BUSINESS RESTRUCTURING AND INTEGRATION CHARGES

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

     The Restructuring Charge reflects plans to restructure international sourcing operations located in Italy, Korea and the Far East, and the consolidation and integration of various corporate and business unit operations and support functions. In relation to the Company's restructuring of its retail operations, the plan includes the elimination of duplicate product lines, the closing of approximately 40 of the Company's under-performing Banister retail stores and conversion of a number of stores to other formats during Fiscal 1996, and the termination during 1996 of the Company's agreement with Burlington Coat Factory for the Company's operation of 84 leased shoe departments. Total cash outlays related to this charge are estimated at approximately $22.0 million, of which $14.2 million has been paid through August 3, 1996, including $9.8 million paid during the 26 weeks ended August 3, 1996. The Restructuring Charge balance at August 3, 1996 of $14.2 million is included in accrued expenses and other current liabilities.

     During the 26 weeks ended August 3, 1996, the Company continued its planned business restructuring and integration activities. The following table shows the activity recorded against the major components of the Restructuring Charge accrual through August 3, 1996:

                                                                                          Other
                               Severance                Lease and                   Integration
                                     and     Asset       Contract      Inventory            and
                             Termination    Write-    Termination      Valuation  Consolidation
(in thousands)                  Benefits     Downs          Costs    Adjustments          Costs     Total
                               ---------   -------    -----------    -----------   ------------   -------
1995 Provision..............      $7,650   $14,620         $7,046        $10,423        $12,161   $51,900
1995 Activity...............         836    14,620            235              -          4,253    19,944
                               ---------   -------    -----------    -----------   ------------   -------
February 3, 1996 balance....       6,814         -          6,811         10,423          7,908    31,956
26 weeks ended August 3,
  1996 activity.............       3,039         -          2,969          7,183          4,567    17,758
                               ---------   -------    -----------    -----------   ------------   -------
    August 3, 1996 balance        $3,775   $     -         $3,842        $ 3,240        $ 3,341   $14,198
                               =========   =======    ===========    ===========   ============   =======

     In connection with the restructuring of its international sourcing operations, the Company has substantially completed the liquidation of its sourcing offices located in the Far East and began to source substantially all of its Far East production through its new agency arrangement.

     In connection with the restructuring of its retail operations, the Company has completed 22 of its 40 planned Banister retail store closings through August 3, 1996. The remaining 18 planned Banister retail store closings are expected to be substantially completed by the end of 1996. During the 26 weeks ended August 3, 1996, the Company also closed all 84 of its leased departments operating within Burlington Coat Factory stores.

     Severance and termination benefits relate to approximately 475 employees, 420 of whom were retail store managers and sales associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office, and five were management employees. As of August 3, 1996, approximately 370 employees had been terminated, with approximately $3.9 million of severance and termination benefits being paid and charged against the liability ($3.0 million during the 26 weeks ended August 3, 1996). The remaining separations are expected to be substantially completed during the remainder of Fiscal 1996.

7.   LONG TERM DEBT

     CONVERTIBLE NOTES. In June 1996, the Company issued the Notes. The Notes are due July 15, 2003 and are convertible into common stock of the Company at a conversion price of $60.76 per share, subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. Proceeds from the issuance of the Notes were approximately $181.3 million (net of underwriters' discounts of $4.4 million) and were used to repay a portion of the indebtedness outstanding under the Company's credit agreement, as discussed below.

     CREDIT AGREEMENT. On August 2, 1996, the Company's credit agreement was amended and restated (the "Credit Agreement") to: (1) increase the outstanding, quarterly amortizing term loan (the "Term Loan") to $335.0 million; (2) allow the Company to borrow up to $225.0 million on a revolving basis (the "Revolving Loan"); and (3) reduce the interest rates and fees and make certain modifications to the covenants thereunder. Letters of credit outstanding under the Revolving Loan may not exceed $100.0 million at any one time. The Credit Agreement expires on November 1, 2001.

     Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company (excluding receivables related to the Company's accounts receivable securitization facility) and bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate. Borrowings under the Credit Agreement will become unsecured once the Company reaches an "investment grade" rating on its long-term senior unsecured indebtedness.

     The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur indebtedness, merge or consolidate. The Company is also required to comply with financial covenants relative to net worth, leverage and fixed charge coverage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included in Item 1 of this report.

     All references to "Second Quarter of 1996" and "Second Quarter of 1995" are to the Company's 13-week periods ended August 3, 1996 and July 29, 1995, respectively. Additionally, all references to the "first 26 weeks of 1996" and "first 26 weeks of 1995" are to the Company's 26-week periods ended August 3, 1996 and July 29, 1995, respectively.

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business (the "Footwear Group") of The United States Shoe Corporation ("U.S. Shoe"). Financial information for the 13 and 26-week periods ended August 3, 1996 is not comparable to financial information for the 13 and 26-week periods ended July 29, 1995, as Footwear Group results are only included in the 1995 periods for the 10 weeks from May 23, 1995 through July 29, 1995.

RESULTS OF OPERATIONS

     Net income for the Second Quarter of 1996 was $26.0 million, or $0.70 per share, compared to net income of $17.0 million, or $0.49 per share, for the Second Quarter of 1995. Net income for the first 26 weeks of 1996 was $41.0 million, or $1.10 per share on a fully diluted basis, compared to net income of $31.0 million, or $0.89 per share, for the first 26 weeks of 1995. Results for 1995 exclude the impact of a $23.6 million non-recurring increase in cost of goods sold, attributable to the fair value of inventory over FIFO cost, recorded as a result of the Acquisition (the "Cost of Goods Sold Adjustment"). Including the Cost of Goods Sold Adjustment, net income for the Second Quarter of 1995 and first 26 weeks of 1995 would have been $3.0 and $17.1 million (or $0.09 and $0.49 per share), respectively.

     The following tables set forth certain items in the Company's condensed consolidated statements of income in millions of dollars and as a percentage of net revenues for the Second Quarter and first 26 weeks of 1996 and 1995. For comparative purposes, results of operations for the Second Quarter of 1995 and first 26 weeks of 1995 exclude the Cost of Goods Sold Adjustment.

                                         13 Weeks Ended          26 Weeks Ended
(IN MILLIONS OF DOLLARS)                Aug. 3  Jul. 29         Aug. 3  Jul. 29
(Unaudited)                               1996     1995           1996     1995
                                        ------   ------         ------   ------
Net revenues..........................  $420.7   $345.7         $775.8   $516.3
Cost of goods sold....................   245.1    207.2          447.4    299.5
                                        ------   ------         ------   ------
   Gross profit.......................   175.6    138.5          328.4    216.8
Selling, general and
 administrative expenses..............   120.8    100.1          236.6    155.1
Amortization of acquisition goodwill,
 trademarks and trade names...........     2.4      1.7            4.8      1.6
                                        ------   ------         ------   ------
   Operating income...................    52.4     36.7           87.0     60.1

Interest expense - net................     9.9      8.5           19.8      8.7
Other income - net....................      .8       .5            1.2       .7
                                        ------   ------         ------   ------
   Income before income taxes.........    43.3     28.7           68.4     52.1
Income tax expense....................    17.3     11.7           27.4     21.1
                                        ------   ------         ------   ------
   Net income.........................  $ 26.0   $ 17.0         $ 41.0   $ 31.0
                                        ======   ======         ======   ======

                                          13 Weeks Ended          26 Weeks Ended
(AS A PERCENTAGE OF NET REVENUES)        Aug. 3  Jul. 29         Aug. 3  Jul. 29
(Unaudited)                                1996     1995           1996     1995
                                         ------   ------         ------   ------
Net revenues..........................   100.0%   100.0%         100.0%   100.0%
Cost of goods sold....................    58.3     59.9           57.7     58.0
                                         ------   ------         ------   ------
   Gross profit.......................    41.7     40.1           42.3     42.0
Selling, general and
 administrative expenses..............    28.7     29.0           30.5     30.1
Amortization of acquisition goodwill,
 trademarks and trade names...........     0.5      0.5            0.6      0.3
                                         ------   ------         ------   ------
   Operating income...................    12.5     10.6           11.2     11.6

Interest expense - net................     2.4      2.5            2.6      1.7
Other income - net....................     0.2      0.2            0.2      0.2
                                         ------   ------         ------   ------
   Income before income taxes.........    10.3      8.3            8.8     10.1
Income tax expense....................     4.1      3.4            3.5      4.1
                                         ------   ------         ------   ------
   Net income.........................     6.2%     4.9%           5.3%     6.0%
                                         ======   ======         ======   ======

THIRTEEN WEEKS ENDED AUGUST 3, 1996 COMPARED
TO THIRTEEN WEEKS ENDED JULY 29, 1995

     NET REVENUES. Net revenues were $420.7 million in the Second Quarter of 1996 compared to $345.7 million in the Second Quarter of 1995, an increase of $75.0 million, or 21.7%. Net revenues of the Company's wholesale division increased by $32.0 million, or 16.2%, of which: (1) $10.2 million is attributable to the increase in net revenues resulting from the Acquisition of the Footwear Group, the results of operations of which, for the Second Quarter of 1995, are included only for the 10 weeks following the consummation of the Acquisition; and (2) $21.8 million is attributable to the increase in net revenues of the Company's wholesale division. Sales through the Company's retail stores increased $43.0 million, or 29.1%. The increase in net revenues of the Company's retail division is attributable to: (1) the opening (net of closings, excluding the Company's leased departments operating within Burlington Cost Factory stores (the "Burlington Leased Departments")) of 107 domestic and 36 international retail stores ($18.9 million); (2) an $18.3 million increase in net revenues resulting from the Acquisition of the Footwear Group, the results of operations of which, for the Second Quarter of 1995 are included only for the 10 weeks following the consummation of the Acquisition; and (3) comparable store sales increases ($5.8 million). Comparable store sales include the net revenues of all stores open for an entire month during the comparable current year and prior year periods. Comparable store sales (including the sales of the acquired Footwear Group stores, had they been acquired as of the beginning of the comparable period of the prior year) increased 2.0% for the Second Quarter of 1996. Comparable store sales, excluding the results of the Specialty Footwear Retailing ("SFR") division, which is comprised of Banister stores and Stein Mart leased departments, increased 8.4% during the Second Quarter of 1996. This difference is due primarily to the significant promotional activity of the SFR division during the Second Quarter of 1995, compared to the Second Quarter of 1996. The foregoing comparable store sales do not include the results of the 84 Burlington Leased Departments, which were closed during the first 26 weeks of 1996. During the Second Quarter of 1996, wholesale net revenues accounted for 54.7% of the Company's consolidated net revenues, while retail operations accounted for the remaining 45.3%.

     GROSS PROFIT. Gross profit was $175.6 million in the Second Quarter of 1996, an increase of $37.1 million, or 26.8%, from $138.5 million in the Second Quarter of 1995 (excluding the Cost of Goods Sold Adjustment). Gross profit as a percentage of net revenues increased to 41.7% in the Second Quarter of 1996 from 40.1% in the Second Quarter of 1995. The increase in gross profit as a percentage of net revenues is primarily attributable to: (1) the overall improvement in gross margins of the wholesale division; (2) a greater percentage of net revenues derived from the retail operations (45.3% in the Second Quarter of 1996 compared to 42.7% in the Second Quarter of 1995), which revenues produce greater gross margins than wholesale revenues; and (3) significant promotional activity of the SFR division during the Second Quarter of 1995, compared to the Second Quarter of 1996.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses (excluding the amortization of goodwill, trademarks and trade names related to the Acquisition) were $120.8 million in the Second Quarter of 1996, compared to $100.1 million in the Second Quarter of 1995, an increase of $20.7 million, or 20.7%. SG&A expense expressed as a percentage of net revenues fell to 28.7% in the Second Quarter of 1996 from

29.0% in the Second Quarter of 1995. The decrease in SG&A expense expressed as a percentage of net revenues is due primarily to cost savings resulting from the elimination of duplicative administrative positions, which were included in SG&A expenses for the 10 weeks from May 23, 1995 through July 29, 1995. These cost savings expressed as a percentage of net revenues were offset, in part, by the increase in the percentage of net revenues contributed by the Company's retail operations relative to its wholesale operations (the Company's retail operations have a higher level of expenses as a percentage of net revenues than its wholesale operations).

     OPERATING INCOME. Operating income was $52.4 million, or 12.5% of net revenues, for the Second Quarter of 1996 compared to $36.7 million, or 10.6% of net revenues, for the Second Quarter of 1995 (excluding the Cost of Goods Sold Adjustment). The increase in operating income as a percentage of net revenues is attributable to the factors discussed above, offset in part by the additional amortization of goodwill, trademarks and trade names related to the Acquisition. Thirteen weeks of amortization is included in the Second Quarter of 1996, compared to 10 weeks of amortization during the Second Quarter of 1995.

     INTEREST EXPENSE - NET. Interest expense - net was $9.9 million in the Second Quarter of 1996 compared to $8.5 million in the Second Quarter of 1995, an increase of $1.4 million. The increased expense is primarily due to Acquisition-related term loans, which were outstanding only for the period from May 23 to July 29 during the Second Quarter of 1995, but were outstanding during the entire Second Quarter of 1996.

TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 COMPARED
TO TWENTY-SIX WEEKS ENDED JULY 29, 1995

     NET REVENUES. Net revenues were $775.8 million in the first 26 weeks of 1996 compared to $516.3 million in the first 26 weeks of 1995, an increase of $259.5 million, or 50.3%. Net revenues of the Company's wholesale division increased by $129.7 million, or 43.6%, of which: (1) $104.5 million is attributable to the increase in net revenues resulting from the Acquisition of the Footwear Group, the results of operations of which, for the first 26 weeks of 1995, are included only for the 10 weeks following the consummation of the Acquisition; and (2) $25.2 million is attributable to the increase in net revenues of the Company's wholesale division. Sales through the Company's retail stores increased $129.8 million, or 59.3%. The increase in net revenues of the Company's retail division is attributable to: (1) a $79.2 million increase in net revenues resulting from the Acquisition of the Footwear Group, the results of operations of which, for the first 26 weeks of 1995, are included only for the 10 weeks following the consummation of the Acquisition; (2) the opening (net of closings, excluding the Burlington Leased Departments) of 107 domestic and 36 international retail stores ($42.2 million); and (3) comparable store sales increases ($8.4 million). Comparable store sales (including the sales of the acquired Footwear Group stores, had they been acquired as of the beginning of the comparable period of the prior year) increased 2.5% for the first 26 weeks of 1996. Comparable store sales, excluding the results of SFR, increased 7.3% during the first 26 weeks of 1996. This difference is due primarily to the significant promotional activity of the SFR division during the Second Quarter of 1995, compared to the Second Quarter of 1996. The foregoing comparable store sales do not include the results of the 84 Burlington Leased Departments, which were closed during the first 26 weeks of 1996. During the first 26 weeks of 1996, wholesale net revenues accounted for 55.1% of the

Company's consolidated net revenues, while retail operations accounted for the remaining 44.9%.

     GROSS PROFIT. Gross profit was $328.4 million in the first 26 weeks of 1996, an increase of $111.6 million, or 51.5%, from $216.8 million in the first 26 weeks of 1995 (excluding the Cost of Goods Sold Adjustment). Gross profit as a percentage of net revenues increased to 42.3% in the first 26 weeks of 1996 from 42.0% in the first 26 weeks of 1995. The increase in gross profit as a percentage of net revenues is primarily attributable to: (1) the overall improvement in gross margins of the wholesale division; and (2) a greater percentage of net revenues from retail operations (44.9% in the first 26 weeks of 1996, compared to 42.5% in the 26 weeks of 1995), which revenues produce greater gross margins than wholesale revenues; and (3) significant promotional activity of the SFR division during the Second Quarter of 1995, compared to the first 26 weeks of 1996.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. SG&A expenses (excluding the amortization of goodwill, trademarks and trade names related to the Acquisition) were $236.6 million in the first 26 weeks of 1996, compared to $155.1 million in the first 26 weeks of 1995, an increase of $81.5 million, or 52.6%. SG&A expense expressed as a percentage of net revenues rose to 30.5% in the first 26 weeks of 1996 from 30.0% in the first 26 weeks of 1995. The increase in SG&A expense expressed as a percentage of net revenues is due primarily to: (1) the increase in the percentage of net revenues contributed by the Company's retail operations relative to its wholesale operations (the Company's retail operations have a higher level of expenses as a percentage of net revenues than its wholesale operations); and (2) higher expenses as a percentage of net revenues experienced by the Footwear Group. These higher expenses are attributable to, among other things, significant expenditures by the Footwear Group for advertising, and were incurred during the full 26 weeks ended August 3, 1996, compared to only 10 weeks during the period ended July 29, 1995. These higher costs were offset, in part, by cost savings resulting from the elimination of duplicative administrative positions, which were included in SG&A expenses for the 10 weeks from May 23, 1995 through July 29, 1995.

     OPERATING INCOME. Operating income was $87.0 million, or 11.2% of net revenues, for the first 26 weeks of 1996 compared to $60.1 million, or 11.6% of net revenues, for the first 26 weeks of 1995 (excluding the Cost of Goods Sold Adjustment). The decrease in operating income as a percentage of net revenues is attributable to the factors discussed above and the increase in amortization of goodwill, trademarks and trade names related to the Acquisition. Twenty-six weeks of amortization is included in the 1996 period, compared to 10 weeks of amortization during the first 26 weeks of 1995.

     INTEREST EXPENSE - NET. Interest expense - net was $19.8 million in the first 26 weeks of 1996 compared to $8.7 million in the first 26 weeks of 1995, an increase of $11.1 million. The increased expense is primarily due to Acquisition-related term loans, which were outstanding only for the period from May 23 to July 29 during the first 26 weeks of 1995, but were outstanding during the entire first 26 weeks of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operations and borrowings under the Company's credit agreement (as defined below) to finance its operations and expansion. Cash used by operating activities was $20.8 million for the first 26 weeks of 1996, compared to cash provided by operating activities of $27.4 million for the first 26 weeks of 1995. This decrease in cash flow from operations during the first 26 weeks 1996 as compared to the first 26 weeks as of 1995 is due primarily to: (1) additional working capital requirements as a result of the Acquisition and the Company's domestic and international expansion; (2) $4.8 million of severance and relocation payments made in connection with the Acquisition; and (3) $9.8 million of payments made in connection with the restructuring and integration costs that were incurred and accrued in the fourth quarter of 1995 (the "Restructuring Charge"). Working capital was $393.6 million at August 3, 1996, compared to $297.3 million at February 3, 1996. Working capital increased during the first 26 weeks of 1996 due to: (1) a $42.2 million increase in inventory to support wholesale backlog requirements and inventory required for new stores; (2) a $30.5 million decrease in accounts payable; and (3) a $34.1 million decrease in accrued expenses and other current liabilities. These working capital increases were partially offset by a $17.8 million decrease in accounts receivable attributable to the Company's accounts receivable securitization program. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Total cash outlays related to the Restructuring Charge are estimated at approximately $22.0 million, of which $9.8 million was paid during the first 26 weeks of 1996, bringing total payments through August 3, 1996 to $14.2 million. In connection with the Acquisition, the Company assumed and included in the allocation of the acquisition cost of the Footwear Group: (1) accruals for involuntary severance and termination benefits of $8.6 million; and (2) relocation costs of $8.2 million. As of August 3, 1996, approximately $5.2 million and $5.4 million of severance and termination benefits, and relocation costs, respectively, had been charged against these liabilities ($3.3 million and $1.2 million of severance and termination benefits, and relocation costs, respectively, were charged during the first 26 weeks of 1996). The Company anticipates that the remaining cash outlays relating to these actions will be substantially completed in fiscal 1996.

     On May 23, 1995, the Company entered into a $700.0 million credit agreement providing for: (1) a $400.0 million, six and one-half year, quarterly amortizing term loan; (2) a $150.0 million, non-amortizing term loan; and (3) the ability to borrow up to $150.0 million on a revolving basis and through letters of credit. Subsequent to the Acquisition, the Company consummated several transactions that reduced borrowings under the credit agreement by an aggregate of $272.3 million. These transactions included: (1) initial proceeds of $71.0 million from the Company's accounts receivable securitization program; (2) proceeds of $20.0 million from the sale/leaseback transaction relating to the Company's West Deptford, New Jersey distribution facility during the first 26 weeks of 1996; and (3) net proceeds of $181.3 million from the issuance of 5.5% convertible subordinated notes, due July 15, 2003 (the "Notes") during the Second Quarter of 1996.

     In June 1996, the Company issued $185.7 million of Notes. The Notes are convertible into common stock of the Company at a conversion price of $60.76 per share, subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest.

The Notes are subordinated in right of payment to all existing and future senior
indebtedness of the Company.   Proceeds from the issuance of the Notes were
approximately $181.3 million (net of underwriter's discounts of $4.4 million) and were used to repay as a portion of the outstanding indebtedness under the Company's credit agreement.

     On August 2, 1996, the credit agreement was amended and restated. Under the amended and restated credit agreement (the "Credit Agreement"), the Company has a $335.0 million quarterly amortizing term loan facility and may borrow up to $225.0 million under a revolving credit facility, including letters of credit up to $100.0 million. The Credit Agreement expires on November 1, 2001. As of September 3, 1996, $335.0 million of borrowings were outstanding under the term loan, $51.0 million of borrowings and $30.3 million of letters of credit were outstanding on a revolving basis and $143.7 million was available for future borrowing.

     Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company, excluding receivables related to an accounts receivable securitization program, and bear interest, at the Company's option, at rates based on Citibank's base rate or the Eurodollar index rate. Borrowings under the Credit Agreement will become unsecured should the Company reach an "investment grade" rating on its long term indebtedness. The Company has entered into interest rate hedge agreements to reduce the impact on interest expense from fluctuating interest rates on variable rate debt.

     The Company made a $42.5 million net payment to U.S. Shoe on June 5, 1996, in connection with the settlement of the post-closing balance sheet dispute relating to the Acquisition and the repurchase by the Company of the Warrants (see "Acquisitions" in the Notes to Condensed Consolidated Financial Statements) which was financed under the Company's revolving credit facility.

     The weighted average interest rate on the Company's long-term debt outstanding (including the Notes) as of August 3, 1996 was approximately 6.32%.

     Capital expenditures totaled $18.3 million and $18.0 million in the first 26 weeks of 1996 and 1995, respectively. Capital expenditures in the first 26 weeks of 1996 relate primarily to the Company's store expansion and remodeling programs. Capital expenditures in the first 26 weeks of 1995 relate primarily to the Company's store expansion and remodeling programs and the construction and equipping of a 170,000 square foot addition to its West Deptford, New Jersey distribution center, which was completed for a total cost of approximately $7.8 million. Capital expenditures with respect to warehouse expansion totaled $5.2 million in the first 26 weeks of 1995. The Company estimates that its capital expenditures for fiscal 1996 will be between $55.0 million and $60.0 million, primarily for the on-going expansion of its retail operations (approximately $35.0 million), equipment for its distribution and manufacturing facilities (approximately $5.0 million), and international expansion (approximately $5.0 million). The actual amount of the Company's capital expenditures depends, in part, on requirements related to the integration of the Footwear Group into the Company, the number of new stores opened, the number of stores remodeled and the amount of any construction allowances the Company may receive from the landlords of its new stores. The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of September 3, 1996, the

Company had commitments for approximately $18.4 million of capital expenditures, related to commitments as of such date to open 143 retail stores, 87 of which are intended to be opened during the remainder of fiscal 1996.

     The Company expects that its current cash balances, cash flows anticipated to be generated from operations and availability under its revolving credit facility will be sufficient to fund its domestic and international growth and expansion (including planned domestic and international retail store openings), business restructuring and integration of the Footwear Group, and other operating cash needs for at least the next 12 months.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On June 5, 1996, the Company consummated the Settlement of a post-closing balance sheet dispute with U. S. Shoe, a subsidiary of Luxottica Group S.p.A.. Pursuant to the Settlement, U.S. Shoe was obligated to pay to the Company $25.0 million. In addition, the Company and U.S. Shoe agreed that the Company would repurchase the Warrants for $67.5 million. Consequently, the Company made a net payment of $42.5 million to U.S. Shoe, which was financed with borrowings under the Company's credit facility.

     The Company has been named as a defendant in various actions and proceedings, including actions brought by certain terminated employees, arising from its ordinary business activities. Although the liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of Stockholders of the Company was held on May 28, 1996. The results of the voting with respect to each matter submitted to a vote of stockholders at the meeting were as follows:

     PROPOSAL ONE:  Election of a Class III director of the Company.
                          For:       32,435,567
                     Withheld:          167,094

     PROPOSAL TWO: Approval of the amendments to the Nine West Group Inc. 1994 Long-Term Performance Plan.
                              For:   18,496,856
                          Against:   13,236,662
                          Abstain:       18,870
                 Broker Non-Votes:      850,273

     PROPOSAL THREE: Approval of the amendments to the Nine West Group Inc. Incentive Bonus Plan.
                              For:   32,049,854
                          Against:      532,082
                          Abstain:       20,725

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       Exhibits:

               See Index to Exhibits

     (b)   Reports on 8-K:

               None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 Nine West Group Inc.
                                                     (Registrant)


                                      By:    /s/ Robert C. Galvin
                                          ---------------------------
                                                 Robert C. Galvin
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Treasurer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)





Date: September 17, 1996

                                INDEX TO EXHIBITS


Exhibit
Number   Exhibit
- ------   -------
* 4.2 Form of Definitive 5-1/2% Convertible Subordinated Note of the Registrant Due 2003.

* 4.3 Form of Restricted Global 5-1/2% Convertible Subordinated Note of the Registrant Due 2003.

* 4.4 Form of Regulation S Global 5-1/2% Convertible Subordinated Note of the Registrant Due 2003.

* 4.5 Indenture, dated as of June 26, 1996, between the Registrant, as issuer, and Chemical Bank, as trustee, relating to the Registrant's 5-1/2% Convertible Subordinated Notes Due 2003.

* 4.6 Note Resale Registration Rights Agreement, dated as of June 26, 1996, by and among the Registrant and The Purchasers Named Therein.

*10.19.3 Amended and Restated Credit Agreement, dated as of August 2, 1996, among the Registrant, the financial institutions listed on the signature pages thereof and Citibank, N.A., as administrative agent.

*11      Computation of earnings per share.









*Filed herewith