Form 10-K/A
period 1996-02-03
NINE WEST GROUP INC /DE
filed 1996-09-23
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                            FORM 10-K/A No. 1

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                    For the 53-weeks ended February 3, 1996
                       Commission File No. 1-11161

                            Nine West Group Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                    06-1093855
(State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                 Identification Number)

     9 West Broad Street
     Stamford, Connecticut                         06902
     (Address of Principal                            (Zip Code)
      Executive Offices)
                          (314) 579-8812
          (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of Each Exchange
Title of Each Class:                               on Which Registered:
Common Stock, par value $.01 per share             New York Stock Exchange

         Securities registered pursuant to Section 12 (g) of the Act:
                              None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes:  X     No:

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A No. 1 or any amendment to this Form 10K/A No. 1.__

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of the close of business on April 5, 1996: $1,191,899,464.

     Total number of shares of Common Stock, $.01 par value per share, outstanding as of the close of business on April 5, 1996: 35,457,453.

                  DOCUMENTS INCORPORATED BY REFERENCE
   The information required by Part III of Form 10-K/A No. 1 is incorporated herein by reference to the Registrant's definitive proxy statement, filed on April 19, 1996.

                             EXPLANATORY NOTE
                          ----------------

     The undersigned Registrant hereby amends, as and to the extent set forth below, the following items, financial statements, financial statement schedules, exhibits or other portions of its Annual Report on Form 10-K for the 1995 fiscal year ended February 3, 1996, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

                          TABLE OF CONTENTS
                                                       Page
                                                       ----
                              PART I
**Item 1   Business                                                           3

 *Item 2   Properties                                                        16

 *Item 3   Legal Proceedings                                                 17

 *Item 4   Submission of Matters to a Vote of Security Holders               17

                              PART II

**Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters                                                           18

**Item 6   Selected Financial Data                                           19

**Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         24

**Item 8   Financial Statements and Supplementary Data                       32

 *Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          32

                                   PART III                                  59

                                   PART IV

**         Exhibits, Financial Statement Schedules and Reports on Form 8-K   60





* These items have not been amended and are included herein for convenience of reference only.

**         These items have been amended and restated in their entirety in response to the letter dated August 12, 1996, of the Staff of the Division of Corporate Finance of the Securities and Exchange Commission, commenting on the Annual Report on Form 10-K of the Registrant, filed on May 3, 1996.

                              PART I
Item 1.  Business.

General

     Nine West Group Inc. (together with its subsidiaries, the "Company") is a leading designer, developer and marketer of quality, fashionable women's footwear and accessories. The Company markets a full collection of casual, career and dress footwear and accessories under multiple brand names, each of which is targeted to a distinct segment of the women's footwear and accessories markets, from "fashion" to "comfort" styles and from "moderate" to "bridge" price points. The Company's footwear and accessories are sold to more than 7,000 department, specialty and independent retail stores in more than 16,000 locations and through 943 of its own retail stores. In addition to its flagship Nine West label, the Company's nationally recognized brands include Easy Spirit, Enzo Angiolini, Calico, Bandolino, Selby, Evan Picone (under license), 9 & Co., Amalfi, Westies and Pappagallo. The Company's Jervin private label division also arranges for the purchase of footwear by major retailers and other wholesalers for sale under the customers' own labels. The Company believes that its primary strengths are: (1) its widely-recognized name brands, (2) the high quality, value and styling of its products, (3) its ability to respond quickly to changing fashion trends, (4) its established sourcing relationships with efficient Brazilian and other manufacturers, (5) the broad distribution of its products through both wholesale and retail channels and (6) its ability to provide timely and reliable delivery to its customers. The Company believes that it is one of the few established footwear companies offering complete lines of well-known women's leather footwear in a wide variety of colors, styles and retail price points and that, as a result, it is able to capitalize on what the Company believes is a trend among major wholesale accounts to consolidate footwear purchasing from among a narrowing group of vendors. In addition, the Company believes that the sale of footwear and accessories through its retail stores increases consumers' awareness of the Company's brands.

        On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business (the "Footwear Group") of The United States Shoe Corporation ("U.S. Shoe") under the terms of an asset purchase agreement between the Company and U.S. Shoe (the "Asset Purchase Agreement"). The Company acquired substantially all of the assets of the Footwear Group and assumed certain of its liabilities for a total purchase price of $560.0 million in cash, plus warrants to purchase 3.7 million shares of the Company's common stock, par value $.01 per share (the "Common Stock") at an exercise price of $35.50 per share. Such warrants expire on November 24, 2003. The Company entered into a $700.0 million, 6-1/2 year credit facility, most of which was used to finance the cash portion of the purchase price paid in the Acquisition (see "Liquidity and Capital Resources" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"). Such credit facility is secured by substantially all of the assets of the Company. The purchase price for the assets acquired in the Acquisition is subject to a post-closing adjustment based on the actual net worth of the Footwear Group.

     Effective June 27, 1995, the Company's fiscal year end was changed from December 31 to the Saturday closest to January 31 of the following year. Accordingly, the Company's 1995 fiscal year ended on February 3, 1996 ("Fiscal 1995"). Unless otherwise indicated, the information provided in this report is as of February 3, 1996. The change in the Company's fiscal year created a transition period consisting of the four weeks which began on January 1, 1995 and ended on January 28, 1995 (the "Transition Period"). Fiscal 1995 financial information is not comparable to prior years, as Footwear Group results of operations for the 37-week period from May 23, 1995 through February 3, 1996 are only included in the Fiscal 1995 results of operations, while Footwear Group results of operations are excluded from all prior periods.

Divisions

     The Company distributes its footwear and accessories through wholesale and its own retail channels. During the periods presented below, the percentage of net revenues contributed by the Company's wholesale and retail divisions were as follows:
                                        53 Weeks     Year Ended
                                           Ended    December 31
                                      February 3    -----------
                                            1996    1994   1993
                                            ----    ----   ----
Wholesale.........................            55%     58%    63%
Retail............................            45      42     37
                                             ---     ---    ---
     Total........................           100%    100%   100%
                                             ===     ===    ===

Wholesale Division

     The Company's wholesale division sells both brand name and private label footwear and/or accessories through 13 operating divisions: Nine West, Easy Spirit, Enzo Angiolini, Calico, Bandolino, Selby, Evan Picone, 9 & Co., Amalfi, Specialty Marketing/Westies, Pappagallo, the Jervin private label division and the Accessories division. Each division designs, develops and markets its own line of products. The Jervin private label division earns commissions on an agency basis for arranging with manufacturers the production of unbranded shoes for sale under its customers' private labels. The Jervin division provides design expertise, selects the manufacturer, oversees the manufacturing process and arranges the sale of shoes to the retailer.

     The following table summarizes selected aspects of the products sold by the Company's wholesale operating divisions:
                                                  Retail Price Range
                                                  ------------------
              Product              Market             Shoes/
Division      Classification       Segments           Accessories   Boots
- --------      --------------       --------           -----------   -----
Nine West     Contemporary         Upper Moderate     $40 to $75    $90 to $140

Easy Spirit   Comfort/Fit          Upper Moderate     $60 to $80    $80 to $100
              Active Sport/Casuals

Enzo          Sophisticated        Better             $60 to $90    $100 to $170
Angiolini     Classics

Calico        Affordable Fashion   Moderate           $40 to $60    $40 to $65

Bandolino     Modern Classics      Better             $60 to $85    $80 to $160

Selby         Traditional/Comfort  Moderate           $60 to $80    $80 to $100

Evan Picone   Fashion Forward      Bridge             $80 to $100   $110 to $150

9 & Co.       Junior/Trend         Moderate           $30 to $55    $40 to $60

Amalfi        Refined Classics     Salon              $105 to $125  $125 to $160

Specialty     Traditional/         Moderate/
Marketing/    Contemporary         Lower Moderate     $25 to $40    $35 to $45
Westies

Pappagallo    Classic              Upper Moderate     $60 to $75    $80 to $90

Jervin                             Upper Moderate/
Private Label All                  Moderate           $30 to $70    $50 to $140

Accessories   Handbags and         Moderate/Better    $40 to $190
              small leather goods

International. The Company markets its products to customers in more than 40 countries, including Canada, Mexico, Chile, Australia, New Zealand, Japan and England. The Company has begun to place an increased emphasis on the global expansion of its business since the Company believes that this represents an opportunity for growth for the Company. In addition, the Company is currently reviewing its strategic plans to further penetrate markets in Canada, Europe, Latin America, the Middle East and Asia.

Retail Division

Mall-Based Stores:
     The Company's retail division markets footwear and accessories directly to consumers through the Company's retail stores operating under the following names in its mall-based stores: Nine West, Easy Spirit, 9 & Co. and Enzo Angiolini. Each of the Company's mall-based stores sells footwear and accessories under its respective brand name. Certain Nine West stores also offer a selection of the Enzo Angiolini line of footwear and accessories.

     The following table summarizes selected aspects of the Company's full service mall-based stores:
                                                                   Enzo
                       Nine West        Easy Spirit   9 & Co.      Angiolini
                       ---------        -----------   -------      ---------
Number of locations    268              131           63           54

Anticipated 1996
openings (net of
closings)              15-20            25-35          15-20       15-20

Brands offered         Nine West and,   Easy Spirit    9 & Co.     Enzo
                       in selected                                 Angiolini
                       locations, Enzo
                       Angiolini

Retail price range
of shoes and boots     $35 to $140      $45 to $120    $35 to $70  $45 to $140

Type of location       Upscale and      Upscale and     Regional   Upscale malls
                       regional malls   regional malls  malls and  and specialty
                       and specialty    and specialty   specialty  retail
                       retail centers   retail centers  retail     centers
                                                        centers

Average store size
(in square feet)       1,433            1,270           1,664      1,222

Revenues per square
foot during Fiscal
1995 (a)               $543             $495            $322       $552

(a) Determined by dividing total retail net revenues by the annual average gross retail square footage.

Value-Based Stores:
     The Company's value-based retail stores operate under the following names:
Nine West, Easy Spirit, Enzo Angiolini and Banister. The Company also operates leased shoe departments in Stein Mart stores and, until sometime in 1996, Burlington Coat Factory stores. The outlet concept was implemented by the Company in order to target more value-oriented retail customers and to offer a distribution channel for its residual wholesale and retail inventories. In 1995, 25% to 30% of the Nine West and Enzo Angiolini outlet stores' merchandise consisted of discontinued styles from the Company's retail stores and the Company's wholesale divisions, with the remainder of the merchandise consisting of new production of current and proven prior season's styles. Banister and Stein Mart stores carry primarily the Company's brands of women's footwear in addition to a limited selection of other suppliers' women's, men's and athletic footwear. The Easy Spirit outlet stores sell primarily the Easy Spirit brand and focus on the size, width and comfort business.

     The following table summarizes selected aspects of certain of the Company's value-based stores*:

                       Nine West    Easy Spirit   Enzo Angiolini
                       Outlet       Outlet        Outlet          Banister    Stein Mart
                       ---------    -----------   --------------  --------    ----------
Number of locations    119          11            4               142          67

Anticipated 1996
openings (net of
closings)              20-25        5-10          0-5             (5)-0 (a)    10-15

Brands offered         Primarily    Easy Spirit   Primarily       All Company  All Company
                       Nine West    and Selby     Enzo Angiolini  brands       brands

Retail price range
of shoes and boots     $30 to $100  $30 to $100   $30 to $100     $30 to $100  $30 to $100

Type of location       Mfr's        Mfr's         Mfr's           Mfr's        Strip
                       outlet       outlet        outlet          outlet       centers
                       centers      centers       centers         centers

Average store size
(in square feet)       2,626        2,585         2,247           4,903        2,901

Revenues per square
foot during Fiscal
1995 (b)               $361         $210          $294            $166         $179

* The preceding table does not reflect the 84 leased shoe departments in Burlington Coat Factory stores, as the Company will be terminating its license agreement with Burlington Coat Factory during 1996.

   (a) The Company closed 10 under-performing Banister stores during the third and fourth quarters of Fiscal 1995 and anticipates completing the remainder of its 40 under-performing planned store closings over the next 12 to 15 months.
The Company anticipates opening 15-20 additional Banister Shoe Studio stores during 1996 under an all women's format selling all of the Company's brands.

(b) Determined by dividing total retail net revenues by the annual average gross retail square footage.

Nine West International Stores:
        In October 1994, the Company opened its first international Nine West store in Hong Kong. The Company currently operates 29 Nine West stores through joint ventures in Hong Kong, Australia, Taiwan, Singapore and Thailand. The expansion of Nine West's international stores is expected to continue in 1996, with 55 to 60 international stores anticipated to be operating by the end of Fiscal 1996. In addition, the Company will continue to establish its retail presence in certain other international markets through various arrangements with established retailers in those markets. Although the Company plans to continue its international expansion, it presently has no commitments to expand into any country other than those enumerated above. See "Liquidity and Capital Resources" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding planned store openings and capital expenditures.

Retail Expansion:
        The Company believes the expansion of its retail network represents an opportunity for growth. Proposed sites for the Company's retail stores are selected based on location, including an area's population density and level of traffic, average sales per square foot of the shopping mall or manufacturers' outlet center, average household income and other local demographics. Outlet stores generally are located outside the shopping radius of the Company's wholesale customers and its retail stores. The types of stores opened by the Company and the results generated by such stores depend on various factors, including, among others, general economic and business conditions affecting consumer spending, the performance of the Company's wholesale and retail divisions, the acceptance by consumers of the Company's retail concepts, the ability of the Company to manage such expansion, hire and train personnel, the availability of desirable locations, the negotiation of acceptable lease terms for new locations, and the ability of the Company to find acceptable partners for its international stores. See "Liquidity and Capital Resources" in "Item 7
- - Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding planned store openings and capital expenditures.

Design

     Separate design teams for each division (which are staffed with a fashion director, line builder and one or two designers) develop the Company's brands by independently interpreting international lifestyle, clothing, footwear and accessories trends. To research and confirm such trends, the teams: (1) travel extensively in Europe and major American markets; (2) conduct extensive market research on retailer and consumer preferences; and (3) subscribe to fashion and color information services. The teams separately develop between 60 and 200 initial designs for each season. Working closely with senior management, each team selects 20 to 80 styles that maintain each brand's distinct personality. Samples are refined and then produced. After the samples are evaluated, lines are modified further for presentation at each season's shoe shows.

Manufacturing

     The Company relies on its long-standing relationships with the Brazilian manufacturers through its independent buying agent, its own domestic factories, and its third-party manufacturers in other countries, to provide a steady source of inventory. Allocation of production among the Company's footwear manufacturers is determined based upon a number of factors, including capabilities of manufacturing, delivery requirements and pricing.

     Approximately 60% of the Company's footwear products are manufactured by more than 25 independently owned footwear manufacturers in Brazil. As a result of the number of entrepreneurial factory owners, a highly skilled labor force, modern and efficient vertically integrated factories and the availability of high-quality raw materials, the Brazilian manufacturers are able to produce significant quantities of moderately priced, high-quality leather footwear. The Company believes that its relationships with its Brazilian manufacturers provide it with a responsive and active source of supply of its products, and accordingly, give the Company a significant competitive advantage. The Company also believes that purchasing a significant percentage of its products in Brazil allows it to maximize production flexibility while limiting its capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques and vertical integration of these manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as little as four hours, from uncut leather to boxed footwear.

        Historically, instability in Brazil's political and economic environment has not had a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict, however, the effect that future changes in economic or political conditions in Brazil could have on the economics of doing business with its Brazilian manufacturers. Although the Company believes that it could find alternative manufacturing sources for those products which it currently sources in Brazil, the establishment of new manufacturing relationships would involve various uncertainties, and the loss of a substantial portion of its Brazilian manufacturing capacity before the alternative sourcing relationships are fully developed could have a material adverse effect on the Company's financial condition or results of operations. However, as a result of the Acquisition, the Company now has manufacturing operations in the United States and additional sourcing relationships in other countries to manufacture its products.

        Domestically, the Company owns and operates five footwear manufacturing plants (excluding four manufacturing plants operated by the Company's Texas Boot division, which the Company intends to sell (see "Item 2 - Properties")) and two component factories. The Company also leases and operates three foreign component factories (which produce only the upper components used by the Company's domestic factories in the manufacturing of finished products). Two of these component factories are located in the Dominican Republic and one is located in Honduras. During Fiscal 1995, the Company's domestic plants manufactured approximately 13% of all footwear products sold by the Company. The Company's footwear manufacturing plants can produce four different styles on the same line to increase flexibility to respond to various demands. The domestic factories source raw materials worldwide, including from the Company's vendors in Brazil. These factories typically operate with two shifts but can expand to three when demand is high.

     The Company's footwear is also manufactured by third parties located in China and other countries in the Far East, and in Italy, Spain, Korea, Mexico and Uruguay. The Company's accessories are manufactured by third-party manufacturers in the Far East.

     The largest Brazilian factories operate tanneries for processing leather and produce lasts, heels and other footwear components. Raw materials for the production of footwear and accessories are purchased worldwide by the Company for its domestic production needs, and by the third-party manufacturers, based on input from the Company.

     The prices paid by the Company for any style of footwear is determined after a physical sample of the style is produced, and is dependent on, among other things, the materials used and the quantity ordered for such style of footwear. Once a price list by style has been prepared and agreed to with a manufacturer, changes in prices generally only occur as a result of substitution of materials at the request of the Company. During the past year, there have been moderate increases in the price of leather, which have generally been reflected in the selling price of the Company's products. Because products are purchased from the Brazilian manufacturers in pre-set United States dollar prices, the Company generally has not been adversely affected by fluctuations in exchange rates.

     The Company places its projected orders for the season's styles with its manufacturers prior to the time the Company has received all of its customers' orders. Because of the Company's close working relationships with its third-party manufacturers (which allows for flexible production schedules and production of large quantities of footwear within a short period of time), most of the Company's orders are finalized only after it has received orders from a majority of its customers. As a result, the Company believes that, in comparison to its competitors, it is better able to meet sudden demands for particular designs, more quickly exploit market trends as they occur, reduce inventory risk and more efficiently fill reorders booked during a particular season.

     The Company does not have any contracts with any of the manufacturers, but relies on its long-standing relationships with the Brazilian manufacturers directly and through its independent buying agent, Bentley Services Inc. (the "Agent"). The Agent and its affiliates have overseen the activities of the Brazilian manufacturers for more than ten years. In consultation with the Company, the Agent selects the proper manufacturer for the style being produced, monitors the manufacturing process, inspects finished goods and coordinates shipments of finished goods to the United States. The Company entered into a five-year contract with the Agent effective January 1, 1992, subject to extension for an additional five years at the Company's option, which provides that the Agent, its owners, employees, directors and affiliates will not act as a buying agent for, or sell leather footwear manufactured in Brazil to, other importers, distributors or retailers for resale in the United States, Canada or the United Kingdom. As compensation for services rendered, the Agent receives a percentage of the sales price of the merchandise shipped to the Company. Neither the Agent nor any of its principals is affiliated with the Company. In addition to the Agent, the Company utilizes its own buying offices in Italy and Spain.

Marketing

     The Company introduces new collections of footwear at industry-wide shoe shows, held four times yearly in New York and twice yearly in Las Vegas, and at regional shoe shows throughout the year. The Company also introduces new accessory collections at market shows that occur four times each year in New York. After each show, members of the Company's 192-person direct sales force visit customers to review the lines and take orders. The Company presently has footwear showrooms in New York, Dallas and Chicago, and an accessories showroom in New York, where buyers view and place orders for the Company's products.

     The Company promotes its business with certain department and specialty retail stores through "concept marketing teams," enabling the Company to bring its retail and sales planning expertise to individual retailers. Concept marketing teams are headed by members of division management who have extensive retail backgrounds and include "store rotators" who monitor sales of the Company's footwear on a daily basis. Under this program, the concept marketing teams work with the retailer to create a focus area within the store that displays the full collection of an entire brand in one area. Currently, the Company has over 750 focus areas. The concept marketing team assists the department and specialty retail stores by: (1) recommending how to display the Company's products; (2) educating the store personnel about the Company and its products; (3) selecting the appropriate product assortment; (4) recommending when a product should be re-ordered or its retail price marked-down; (5) providing sales guidance, including the training of store personnel; and (6) developing advertising programs for the retailers to promote sales of the Company's products. The goal of the concept marketing teams is to promote high retail sell-throughs of the Company's products at attractive profit margins for its retail customers. Through this approach, customers are encouraged to devote greater selling space to the Company's products and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

Advertising and Promotion

        The Company's brands are positioned and marketed through consistent, integrated communication programs, including national advertising, special events, product packaging and in-store visual support. Easy Spirit advertises in lifestyle magazines and on television. The Company's in-house creative services department works closely with senior management and oversees the conception, production and execution of virtually all aspects of these activities. The Company also participates in cooperative advertising programs in newspapers and magazines with its major wholesale customers and shares the cost of its wholesale customers' advertising based on total purchases. The Company produces national advertising campaigns for its Nine West, Enzo Angiolini and Bandolino brands in major fashion magazines, including Vogue, W, Vanity Fair, Elle, In Style and Harper's Bazaar. In Fiscal 1995 and the fiscal years ended December 31, 1994 and 1993, the Company spent $33.1 million, $9.3 million and $9.2 million, respectively, on advertising. The increase in advertising expenditures during Fiscal 1995 compared to the fiscal year ended December 31, 1994 was primarily attributable to the addition of advertising expenditures of the Footwear Group, by reason of the Acquisition, of which the television advertising of the Easy Spirit brand constituted a significant component. The Company also believes that an expanded retail network will promote brand name recognition and support the merchandising of complete lines by, and the marketing efforts of, its wholesale customers.

Restrictions on Imports

        Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties. The United States, Brazil and other countries in which the Company's products might be manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring. While the Company is subject to certain duties, it has not been subject to quotas or other import restrictions.

     The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may from time to time be subject to claims for duties and other charges. United States customs duties currently incurred by the Company are 10% of factory cost on footwear made principally of leather and between 6% and 37.5% of factory cost on synthetic footwear. During Fiscal 1995, approximately 95% of the Company's net revenues were derived from the sale of leather footwear. United States customs duties currently incurred by the Company are 10% of factory cost on handbags made of leather, 20% of factory cost on handbags made of synthetic fibers and 7% of factory cost on handbags made of vegetable fibers.

Distribution

        The Company utilizes fully integrated information systems to facilitate the receipt, processing and distribution of its merchandise through its two distribution centers located in West Deptford, New Jersey and Cincinnati, Ohio. Upon completion of manufacturing, the Company's products are inspected, bar coded, packed and shipped from the manufacturing facilities to the distribution centers. In Fiscal 1995, ocean freight of imported products manufactured overseas accounted for approximately 88% of the Company's shipments. Warehouse personnel log in shipments utilizing bar codes, which enable easy identification of products and allow the Company's wholesale customers to participate in its "open stock" and "quick response" inventory management programs. The Company's open stock inventory management program allows its wholesale customer to fill their smaller, single or multiple pair reorders in basic sizes and colors, rather than purchasing larger case good quantities. The quick response program generally allows for a 48-hour replenishment with open-stock inventories from the time the order is placed until it is shipped. Orders for quick response shipments are typically received via electronic data interchange ("EDI"). The open stock and quick response programs require the Company to maintain more sizes and widths of footwear, than are normally carried in the pre-packaged cases. Although meeting the requirements of these programs requires that the Company maintain increased inventory levels, they give the wholesale customer the advantage of carrying smaller inventories and improving inventory turns. The Company believes its ability to offer this flexibility to its wholesale customers gives it a significant competitive advantage and reduces the incidence of mark-down allowances and returns.

Management Information System

        The Company's management information systems provide, among other things, comprehensive order entry/tracking, production, financial, EDI, distribution, and decision support information for the Company's marketing, manufacturing, importing, accounting and distribution functions. Also, the Company's retail systems provide merchandising/planning, automated replenishment, inventory control, point-of-sale, store performance/tracking, and sales audit functions.

     During Fiscal 1995, the Company initiated the consolidation of the Footwear Group's management information systems with those of the Company into one comprehensive and integrated set of systems. The consolidation of the financial systems was completed during 1995 and the remaining system consolidations are anticipated to be completed by the end of fiscal 1997. To support this effort, additional computing and storage capacity has been installed at the Company's Stamford location.

Competition

     Competition is intense in the women's footwear and accessories business. The principal elements of competition in the footwear and accessories markets include style, quality, price, comfort, brand loyalty and customer service. The location and atmosphere of retail stores are additional competitive factors in the Company's retail division. The Company's competitors include numerous domestic and foreign manufacturers, importers and distributors of women's footwear and accessories. In its retail division, the Company's primary competition is comprised of large national chains, department stores, specialty footwear stores and other outlet stores.

     The Company believes that its brand recognition, its ability to respond quickly to fashion trends, its expertise in style and color and its understanding of consumer preferences are significant factors in its business. The Company also believes its ability to deliver quality merchandise in a timely manner is a major competitive advantage.

Backlog

     At February 3, 1996, the Company had unfilled wholesale orders of approximately $267.0 million compared to $165.7 million at February 1, 1995. The unfilled wholesale orders at February 1, 1995 are not comparable to those at February 3, 1996, as they do not include operations of the Footwear Group. The backlog at any particular time is affected by a number of factors, including seasonality and the scheduling of the manufacturing and shipment of products. Backlog is also affected by a continuing program to reduce the lead time on orders placed with each manufacturer and by utilization of the Company's EDI system. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Credit and Collection

     The Company manages all of its customer credit functions, including extensions of credit, collections and investigations of accounts receivable and chargebacks, and the application of cash and credits, through its credit department. The Company's bad debt expense was 0.16% of net revenues for Fiscal 1995.

Principal Customers

     The Company's ten largest wholesale customers represented 36%, 42% and 47% of net revenues for Fiscal 1995 and the fiscal years ended December 31, 1994, and 1993, respectively. No single wholesale customer accounted for more than 10% of net revenues, during Fiscal 1995 or the fiscal years ended December 31, 1994 or 1993. However, certain of the Company's wholesale customers are under common ownership. When considered as a group under common ownership, sales to the eight department store divisions owned by The May Department Stores Company represented 10% of the Company's net revenues in 1994 and 12% in 1993, and sales to Federated Department Stores, Inc. and R.H. Macy & Co., (which merged in December of 1994) represented 12% of the Company's net revenues in 1994. However, neither The May Department Stores Company nor Federated Department Stores, Inc. accounted for more than 10% of net revenues in Fiscal 1995. While the Company believes that purchasing decisions have generally been made independently by each department store customer, there is a trend among department stores toward more centralized purchasing decisions.

   Trademarks

     The Company owns numerous federal registrations and pending federal applications in the United States Patent and Trademark Office of many of the trademarks and variations thereof that it uses including federal registrations of Nine West, Enzo Angiolini, Calico, 9 & Co., NW Nine West, Westies, Topazio, Capezio, Banister, Bandolino, Cobbie, Easy Spirit, Joyce, Pappagallo, Selby, Amalfi, Nine West Kids, Baby Nine and others. All of the federal registrations are currently in full force and effect, and none of them are currently the subject of any legal proceedings. In addition, the Company from time to time registers certain of its trademarks in other countries, including, but not limited to, Canada and the more commercially developed countries of Western Europe and Asia, including, among others, Great Britain, Italy, France, Germany, Japan, China, Hong Kong, Indonesia, India and Australia.

     The Company regards its trademarks and other proprietary rights as valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend them against infringement. The registrations for the Company's trademarks are currently scheduled to expire or be canceled at various times between 1996 and 2010, but can be renewed and maintained if the marks are still in use for the goods and services covered by such registrations.

     Although licenses were granted prior to the Acquisition to a number of domestic shoe store operators, including The Cobbie Shop, Selby Shoes, Shop for Pappagallo and Easy Spirit, the Company is evaluating such licenses on a case-by-case basis. Domestic companies also are licensed to manufacture and market non-footwear products under various of the Company's trademarks.

Employees

     The Company employs approximately 11,759 full-time and 3,561 part-time employees, 11,249 of whom are employed in the Company's retail stores. Approximately 155 of the Company's 253 distribution employees are represented by labor unions. The Company considers its relationships with its employees and labor unions to be good.

Executive Officers of the Registrant

     Jerome Fisher, age 65, has been Chairman of the Board and a director of the Company since its organization. Mr. Fisher and Vincent Camuto founded the Company in 1977. Mr. Fisher is principally responsible for long-range corporate strategy, long-range financial planning, review and evaluation of potential mergers and acquisitions, and the Company's international expansion.

     Vincent Camuto, age 59, has been a director and head of product development of the Company since its organization. Prior to being named Chief Executive Officer of the Company in May 1995, Mr. Camuto served as President from February 1993 to May 1995. Mr. Camuto and Jerome Fisher founded the Company in 1977. Mr. Camuto is principally responsible for the day-to-day management of the Company, including supervising the design, manufacture, marketing and distribution of the Company's products.

     Noel E. Hord, age 49, has been President and Chief Operating Officer since May 1995 and is principally responsible for the supervision and coordination of the Company's retail and wholesale operations, and its administrative and operational functions. From May 1993 to May 23, 1995, Mr. Hord was President of the Footwear Group of U.S. Shoe. From 1991 to 1993, Mr. Hord was Group President of the Nine West and Enzo Angiolini divisions of the Company.

     Richard White, age 52, has been Executive Vice President of the Company since 1987 and has been the Chief Financial Officer and Treasurer of the Company since 1991. Mr. White was Vice President of Finance and Administration and Executive Vice President of the Calico division from 1982 to 1987. Mr. White will resign all of his positions with the Company, effective as of April 30, 1996.

     Robert C. Galvin, age 36, replaced Mr. White on April 30, 1996, as Executive Vice President and Chief Financial Officer effective with Mr. White's retirement. Since October 1995, Mr. Galvin has been Senior Vice President - Strategic Planning. Prior to October 1995, Mr. Galvin was a partner at Deloitte & Touche LLP in charge of the Connecticut retail and distribution practice of that firm and specialized in mergers and acquisitions. In that capacity, Mr. Galvin has consulted with the Company since 1987 and most recently, advised the Company with respect to the Acquisition.

     Executive officers of the Company serve at the pleasure of the Board of Directors.

Item 2.  Properties.

     The Company's principal executive offices, in Stamford, Connecticut consist of approximately 154,000 square feet of office space. The majority of the space in the facility is leased by the Company pursuant to a lease that expires on December 31, 2002, with the remaining space subject to several short-term leases that expire on December 31, 1996, which leases may be renewed upon mutual agreement between the Company and the landlord. This space is principally used for the Company's executive, retail, sales and marketing offices. The Company has determined that additional office space or a larger replacement facility will be necessary to house its future growth and is in the process of exploring alternative locations.

     Certain of the Company's administrative functions (including accounting, treasury, credit and collections) are conducted in a 38,000 square foot facility in St. Louis, Missouri owned by the Company.

     The Company currently operates a 493,000 square foot distribution facility in West Deptford, New Jersey which is situated on approximately 34 acres of land. The Company consummated a "sale/leaseback" transaction during the first quarter of fiscal 1996, pursuant to which it sold the distribution facility for $20.0 million, and thereafter leased it back under an operating lease having an initial term of 20 years, subject to six 5-year renewal options. In addition, the Company currently owns and operates a 725,000 square foot warehouse and distribution center located in Cincinnati, Ohio. As a result of relocating the distribution of certain acquired Footwear Group brands to the Company's distribution facility in New Jersey, the current capacity of the warehouse and distribution center located in Cincinnati exceeds the Company's current and anticipated needs. As such, the Company has placed this warehouse and distribution center for sale, and upon such sale, the Company anticipates leasing a facility that will better suit its anticipated needs.

     The Company owns and operates five footwear manufacturing plants (excluding four footwear manufacturing plants operated by the Company's Texas Boot division), a product development facility and two component plants, with an aggregate of approximately 516,000 square feet of space, in Kentucky, Tennessee, Indiana and Ohio. The Company also leases two component plants (with approximately 102,000 square feet of space) in the Dominican Republic and leases one component plant (with approximately 29,000 square feet of space) in Honduras. During Fiscal 1995, the Company's manufacturing plants operated at approximately 93% of optimum production capacity. The Company believes that its manufacturing plants are suitable for its domestic production needs.

     The Company operates a 33,000 square foot showroom in New York, pursuant to a lease that expires on December 31, 2003, a 2,300 square foot showroom in Dallas pursuant to a lease that expires on January 31, 1997, and a 1,200 square foot showroom in Chicago pursuant to a lease that expires on August 31, 1996. The Company also leases a showroom with 7,500 square feet of space in New York for its Accessories division. The Company has contracted to sublease its former New York showroom for the remainder of the lease, which lease expires on September 30, 2001.

     All of the Company's retail stores are leased pursuant to leases that extend for terms which average ten years. Certain leases allow the Company to terminate its obligations after three years in the event that a particular store does not achieve specified sales volume. Certain leases include clauses that provide for contingent payments based on sales volumes and many leases contain escalation clauses for increases in operating costs and real estate taxes.

     The current terms (including automatic renewal options) of the Company's retail store leases, including leases for 14 future stores, expire as follows:

Years Lease                                              Number of
Terms Expire                                             Stores
- ------------                                             ---------

1996-1998...............................................    345
1999-2001...............................................    136
2002-2004...............................................    276
2005 and later..........................................    200

     In acquiring the Footwear Group, the Company also purchased: (1) the Cincinnati warehouse and distribution center discussed above and a 201,000 square foot office facility located in Cincinnati, Ohio (the "Cincinnati Facilities") and (2) the Texas Boot division ("Texas Boot"). The Company has decided that the Cincinnati Facilities and Texas Boot do not meet its long-term strategic objectives and, therefore, has implemented plans for the disposal of the Cincinnati Facilities and Texas Boot. Texas Boot operates four manufacturing plants totaling 236,000 square feet (one of which is leased) and three warehouses totaling 210,000 square feet (all of which are leased).

Item 3.  Legal Proceedings.

     The Company has been named as a defendant in various actions and proceedings, including actions brought by certain terminated employees, arising from its ordinary business activities. Although the liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the Company's business or financial position.

     In addition, pursuant to the terms of the Asset Purchase Agreement, the Company delivered a closing balance sheet (the "Closing Balance Sheet") to U.S. Shoe and, based upon the net worth of the Footwear Group as reflected in the Closing Balance Sheet, the Company has requested that U.S. Shoe make a payment to the Company in the amount of $105.0 million as an adjustment of the purchase price. U.S. Shoe has declined to make such payment, has notified the Company of its disagreement with various amounts recorded in the Closing Balance Sheet, and has requested that the Company make a payment to U.S. Shoe in the amount of $10.0 million. Although the parties have held various discussions in an effort to resolve the dispute, the matter has not yet been resolved and the parties are in the process of referring the dispute to arbitration. The Company is not in a position to predict the substance or timing of a resolution of this dispute. There can be no assurance that all or any part of the matters in dispute will be resolved in the Company's favor or as to the amount, if any, which the Company would be entitled to receive from U.S. Shoe in connection with the resolution of such dispute.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

               COMMON STOCK PRICE RANGE AND DIVIDEND POLICY

     The Common Stock is listed and trades on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low closing sales prices per share for the Common Stock, as reported on the NYSE Composite Tape, for (1) the quarterly periods during the year ended December 31, 1994, (2) the transition period from January 1, 1995 through January 28, 1995 and (3) the thirteen-week periods ended April 29, July 29 and October 28, 1995, as well as the fourteen-week period ended February 3, 1996.

                                                              High       Low
                                                              ----       ---
     Fiscal year ended December 31, 1994:
First Quarter..............................................   $35        $28-1/8
Second Quarter.............................................    34-3/8     25-7/8
Third Quarter..............................................    30-3/8     26-1/8
Fourth Quarter.............................................    28-5/8     24-1/2

Transition Period from January 1, 1995 through January 28,
 1995......................................................    29-1/8     26-3/4

     Fifty-three weeks ended February 3, 1996:
Thirteen weeks ended April 29, 1995........................    33         27-1/8
Thirteen weeks ended July 29, 1995.........................    41         31-1/8
Thirteen weeks ended October 28, 1995......................    46         39-3/8
Fourteen weeks ended February 3, 1996......................    48-1/2     29-1/2

     As of April 5, 1996, the number of holders of record of the Common Stock was 232.

        The Company has not paid (since its initial public offering in February
1993), and does not currently intend to pay, cash dividends on its Common Stock in the immediate future. Subject to compliance with certain financial covenants set forth in the Company's existing credit agreement (the "Credit Agreement") (See "Liquidity and Capital Resources" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations") and restrictions contained in any future financing agreements, the payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Item 6.  Selected Financial Data.

     The following selected balance sheet and income statement information as of February 3, 1996 and December 31, 1994 and for Fiscal 1995, the transition period from January 1, 1995 through January 28, 1995 and for the years ended December 31, 1994 and 1993, have been derived from the Consolidated Financial Statements of the Company audited by Deloitte & Touche LLP, independent auditors, whose report thereon appears elsewhere in this report. The selected balance sheet and income statement information as of December 31, 1993, 1992 and 1991 and June 30, 1991, and for the year ended December 31, 1992, the six months ended December 31, 1991 and the fiscal year ended June 30, 1991 have been derived from the audited financial statements of the Company, not presented herein. The information presented with respect to the Company for the calendar year ended December 31, 1991 ("calendar 1991") has been derived from unaudited financial statements but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.


                                                                           Transition
                                                              53-Weeks         Period
                                                                 Ended   January 1 to       Year Ended December 31
                                                            February 3     January 28      ------------------------
                                                               1996(a)           1995      1994   1993(b)      1992
                                                               -------           ----      ----   -------      ----
INCOME STATEMENT DATA                                (in thousands except retail operating data and per share data)
Net revenues..............................................  $1,255,152        $42,539  $652,228  $552,094  $461,622
Cost of goods sold........................................     721,116         24,582   364,687   313,682   264,083
Purchase accounting adjustments to cost of goods sold(c)..      34,864              -         -         -         -
                                                            ----------        -------  --------  --------  --------
  Gross profit............................................     499,172         17,957   287,541   238,412   197,539
Selling, general and administrative expenses(d)...........     379,689         16,423   179,176   147,762   138,983
Other operating expense(e)................................           -              -         -     8,500         -
Business restructuring and integration expenses(f)........      51,900              -         -         -         -
Amortization of acquisition goodwill and other
  intangibles.............................................       6,637              -         -         -         -
                                                            ----------        -------  --------  --------  --------
  Operating income........................................      60,946          1,534   108,365    82,150    58,556
Interest expense..........................................      29,611              -     2,199     3,255     6,882
Other income - net........................................       2,299             21       643       558       741
                                                            ----------        -------  --------  --------  --------
  Income before income taxes and cumulative effect
    of change in accounting principle.....................      33,634          1,555   106,809    79,453    52,415
Income tax expense (historical)...........................      14,658            614    42,919    30,208     4,906
                                                            ----------        -------  --------  --------  --------
  Income before cumulative effect of change in
    accounting principle and pro forma tax effects........      18,976            941    63,890    49,245    47,509
Cumulative effect of change in accounting principle(g)....           -              -         -   (11,491)        -
Pro forma income tax effects(h)*..........................           -              -         -     2,080    16,060
                                                            ----------        -------  --------  --------  --------
  Net income (pro forma for 1993 and prior*)(h)...........  $   18,976        $   941  $ 63,890  $ 58,656  $ 31,449
                                                            ==========        =======  ========  ========  ========
  Weighted average common shares outstanding..............      35,707         34,655    34,555
                                                            ----------        -------  --------
  Earnings per common share...............................  $     0.53        $  0.03  $   1.85
                                                            ==========        =======  ========
RETAIL OPERATING DATA*
Stores open at end of period:
  Nine West...............................................         268            231       229       203       180
  Easy Spirit.............................................         131              -         -         -         -
  9 & Co..................................................          63             43        43        28         6
  Enzo Angiolini..........................................          54             34        34        13         -
                                                                   ---            ---       ---       ---       ---
    Total mall based......................................         516            308       306       244       186
                                                                   ---            ---       ---       ---       ---
  Nine West Outlet........................................         119             97        97        62        44
  Easy Spirit Outlet......................................          11              -         -         -         -
  Enzo Angiolini Outlet...................................           4              3         3         -         -
  Banister................................................         142              -         -         -         -
  Stein Mart..............................................          67              -         -         -         -
  Burington...............................................          84              -         -         -         -
                                                                   ---            ---       ---       ---       ---
    Total value based.....................................         427            100       100        62        44
                                                                   ---            ---       ---       ---       ---
      Total stores........................................         943            408       406       306       230
                                                                   ===            ===       ===       ===       ===
Revenues per square foot(i):
  Nine West...............................................        $543                     $581      $573      $554
  Easy Spirit.............................................         495                        -         -         -
  9 & Co..................................................         322                      293       274         -
  Enzo Angiolini..........................................         552                      539         -         -
  Nine West Outlet........................................         361                      362       368       381
  Easy Spirit Outlet......................................         210                        -         -         -
  Enzo Angiolini Outlet...................................         294                        -         -         -
  Banister................................................         166                        -         -         -
  Stein Mart..............................................         179                        -         -         -
  Burington...............................................         107                        -         -         -
Square footage of gross store space at end of period......   2,248,033                  691,338   506,100   364,824
                                                                                                December 31
                                                            February 3                 ----------------------------
                                                                  1996                     1994      1993      1992
BALANCE SHEET DATA                                                ----                     ----      ----      ----
Working capital...........................................    $297,312                 $170,015  $171,482  $105,891
Total assets..............................................   1,160,092                  302,791   292,808   199,068
Long-term debt and due to stockholders....................     471,000                    2,400    50,951    88,322
Stockholders' equity......................................     328,326                  234,627   165,499    54,636
                                                 (footnotes follow)

                                                                           Six Months    Fiscal Year
                                                            Year Ended          Ended          Ended
                                                           December 31    December 31        June 30
                                                                 1991*           1991           1991
                                                                  ----           ----           ----
INCOME STATEMENT DATA                  (in thousands except retail operating data and per share data)
Net revenues..............................................    $403,944       $223,790       $373,761
Cost of goods sold........................................     247,811        134,652        239,896
Purchase accounting adjustments to cost of goods sold(c)..           -              -              -
                                                              --------       --------       --------
  Gross profit............................................     156,133         89,138        133,865
Selling, general and administrative expenses(d)...........     111,614         57,888        108,585
Other operating expense(e)................................           -              -              -
Business restructuring and integration expenses(f)........           -              -              -
Amortization of acquisition goodwill and other
  intangibles.............................................           -              -              -
                                                              --------       --------       --------
  Operating income........................................      44,519         31,250         25,280
Interest expense..........................................       8,632          4,227          9,174
Other income - net........................................       1,347          1,017          1,045
                                                              --------       --------       --------
  Income before income taxes and cumulative effect
    of change in accounting principle.....................      37,234         28,040         17,151
Income tax expense (historical)...........................       2,653          2,130          1,018
                                                              --------       --------       --------
  Income before cumulative effect of change in
    accounting principle and pro forma tax effects........      34,581         25,910         16,133
Cumulative effect of change in accounting principle(g)....           -              -              -
Pro forma income tax effects(h)*..........................      12,241          9,086          5,842
                                                              --------       --------       --------
  Net income (pro forma for 1993 and prior*)(h)...........    $ 22,340       $ 16,824       $ 10,291
                                                              ========       ========       ========
  Weighted average common shares outstanding..............

  Earnings per common share...............................

RETAIL OPERATING DATA*
Stores open at end of period:
  Nine West...............................................         159            159            143
  Easy Spirit.............................................           -              -              -
  9 & Co..................................................           -              -              -
  Enzo Angiolini..........................................           -              -              -
                                                                   ---            ---            ---
    Total mall based......................................         159            159            143
                                                                   ---            ---            ---
  Nine West Outlet........................................          21             21             11
  Easy Spirit Outlet......................................           -              -              -
  Enzo Angiolini Outlet...................................           -              -              -
  Banister................................................           -              -              -
  Stein Mart..............................................           -              -              -
  Burington...............................................           -              -              -
                                                                   ---            ---            ---
    Total value based.....................................          21             21             11
                                                                   ---            ---            ---
      Total stores........................................         180            180            154
                                                                   ---            ===            ===
Revenues per square foot(i):
  Nine West...............................................        $523           $285           $491
  Easy Spirit.............................................           -              -              -
  9 & Co..................................................           -              -              -
  Enzo Angiolini..........................................           -              -              -
  Nine West Outlet........................................         407            241            406
  Easy Spirit Outlet......................................           -              -              -
  Enzo Angiolini Outlet...................................           -              -              -
  Banister................................................           -              -              -
  Stein Mart..............................................           -              -              -
  Burington...............................................           -              -              -
Square footage of gross store space at end of period......     262,589        262,589        214,934

                                                           December 31                       June 30
                                                                  1991                          1991
BALANCE SHEET DATA                                                ----                          ----
Working capital...........................................    $108,504                      $ 95,370
Total assets..............................................     196,269                       174,566
Long-term debt and due to stockholders....................      87,955                        84,868
Stockholders' equity......................................      55,209                        36,363
                                                 (footnotes follow)

Notes:

(a)  Fiscal 1995 data is not comparable to the prior years, as such information:
     (1) reflects the change in the Company's fiscal year end from December 31 to the Saturday closest to January 31 (see "Basis of Presentation and Description of Business" in the Notes to Consolidated Financial Statements) which resulted in a 53-week period (371 days) ended February 3, 1996, while prior years are 365-day periods; and (2) includes the results of operations of the Footwear Group since the Acquisition. See "Acquisitions" in the Notes to Consolidated Financial Statements.

(b) Pro forma net income was $59.3 million or $1.78 per share in 1993. Pro forma adjustments reflect: (1) the reduction in selling, general and administrative expenses by $1.2 million for compensation and net life insurance expense relating to the Company's three principal stockholders (the "Principal Stockholders") that would have been in excess of the amounts existing (including discretionary bonuses) under arrangements in effect since the consummation of the Company's initial public offering (the "Offering") on February 9, 1993; and (2) federal and state income taxes (assuming a 41% effective tax rate) as if the Company had not been treated as an S Corporation during the periods prior to the Offering. See "Consolidated Statements of Income" and "Pro Forma Information" in the Notes to Consolidated Financial Statements.

(c) Reflects a $34.9 million non-recurring increase in cost of goods sold, attributable to the fair value of inventory over FIFO cost, recorded as a result of the Acquisition, as required by the purchase method of accounting.

(d) Selling, general and administrative expenses include $1.2 million, $11.3 million, $6.6 million, $2.8 million and $6.9 million for 1993 and 1992, calendar 1991, the six months ended December 31, 1991 and fiscal 1991, respectively, for compensation and net life insurance expense relating to the Principal Stockholders that would have been in excess of the amounts existing (including discretionary bonuses) under arrangements in effect since the consummation of the Offering.

(e) Other operating expense in 1993 reflects the one-time payment of $8.5 million ($5.0 million net of income taxes) made to the Agent for past services occasioned upon the consummation of the Offering.

(f) Represents business restructuring and integration expenses and charges of $51.9 million associated with the integration of the Footwear Group into the Company. See "Business Restructuring and Integration Charges" in the Notes to Consolidated Financial Statements.

(g) Reflects the adoption of SFAS No. 109 "Accounting for Income Taxes." See "Income Taxes" in the Notes to Consolidated Financial Statements.

(h) Reflects federal and state income taxes (assuming a 41% effective tax rate in 1993 and 40% in the years prior to 1993) as if the Company had not been treated as an S Corporation during the periods prior to the Offering. See "Income Taxes" in the Notes to Consolidated Financial Statements.

(i) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross retail square footage. Revenues per square foot for Fiscal 1995 with respect to those retail concepts operated by the Footwear Group (i.e., Easy Spirit, Easy Spirit Outlet, Banister, Stein Mart and Burlington), are based upon pro forma revenues as though the Acquisition was consummated at the beginning of Fiscal 1995.


  *      Represents unaudited data.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis is based on the financial information presented in the Selected Financial Data included in "Item 6 - Selected Financial Data" of this report. Such discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto of the Company. All references to Fiscal 1995 are to the Company's 53-week period ended February 3, 1996. All references to 1994 and 1993 are to the Company's 12-month periods ended December 31, 1994 and 1993, respectively.

Overview

     Effective June 27, 1995, the Board of Directors of the Company approved the change of the Company's fiscal year from December 31 to a 52/53-week period ending on the Saturday closest to January 31. Fiscal 1995 consists of the 53-week period which began on January 29, 1995 and ended on February 3, 1996. The change in the Company's fiscal year created a transition period consisting of the four weeks which began on January 1, 1995 and ended on January 28, 1995.

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Fiscal 1995 financial information is not comparable to prior years as Footwear Group results are only included in the Fiscal 1995 results from May 23, 1995 through February 3, 1996, while Footwear Group results are excluded from all prior periods.

Results of Operations

     Net income for Fiscal 1995 was $19.0 million or $0.53 per share compared to net income of $63.9 million or $1.85 per share for 1994. Results for Fiscal 1995 include: (1) a $34.9 million non-recurring increase in cost of goods sold, attributable to the fair value inventory over FIFO cost, recorded as a result of the Acquisition (the "Cost of Goods Sold Adjustment"); and (2) $51.9 million in business restructuring and integration expenses and charges associated with the integration of the Footwear Group into the Company (the "Restructuring Charge"). Excluding the effect of these adjustments, net income for Fiscal 1995 would have been $71.6 million or $2.01 per share.

     The Company's Fiscal 1995 results were adversely affected by business restructuring and integration activities related to the acquisition. While some of the costs associated with the restructuring and integration of the Footwear Group into the Company are reflected in the allocation of the acquisition cost of the Footwear Group, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million in the fourth quarter of 1995. The major components of the Restructuring Charge are: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) inventory valuation adjustments of $10.4 million; (4) accruals for lease and other contract terminations of $7.0 million; and (5) other integration and consolidation costs of $12.2 million. Total cash outlays related to this charge are estimated at approximately $22.0 million, of which $4.4 million was paid during the fourth quarter of 1995.

        The Restructuring Charge reflects plans to restructure international sourcing operations and consolidate manufacturing and sourcing facilities located in Italy, Korea and the Far East, and the consolidation and integration of various corporate and business unit operations and support functions. In relation to the Company's restructuring of its retail operations, the plan includes the elimination of duplicate product lines, the closing of approximately 40 of the Company's under performing Banister retail stores, conversion of a number of stores to other nameplates or formats during 1996, and the termination of the Company's agreement with Burlington Coat Factory for its operation of 84 shoe departments during 1996. The duplicate product lines mentioned above include: (1) the replacement of several footwear brands purchased from third party vendors and sold in the Company's Banister and certain other stores, with the Company's own branded footwear in the same product classifications and price points, and the elimination of certain product classifications (such as athletic, children's and men's footwear), from such stores; and (2) the elimination of one of the Company's footwear brands. These business restructuring and integration actions collectively, the "Restructuring Plan" are expected to save approximately $7 million annually.

     Severance and termination benefits relate to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of February 3, 1996, approximately 40 employees had been terminated, with $899,000 of severance and termination benefits being paid and charged against the liability. The remaining separations will be substantially completed during 1996.

        The Restructuring Charge also included period costs of approximately $3.2 million, which were expensed as incurred and which consisted of integration-related outside consulting fees paid in connection with the implementation of major process improvements. The process improvements included the elimination of redundant operations ($684,000) and certain financial accounting systems ($995,000) and, efficiency improvements in certain warehousing ($564,000) and retail store ($995,000) operations and systems.

     In connection with the Acquisition, the Company assumed and included, in the allocation of the acquisition cost, accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million. These severance and relocation costs were incurred as a result of the Company's integration plan announced during Fiscal 1995. The integration plan relates to the elimination of 295 administrative positions which have become duplicative through the combination of operations and process efficiencies realized, and relocation of certain Footwear Group functional and operational employees. Of these 295 position reductions, approximately 180 were eliminated during Fiscal 1995, with the remainder to be substantially completed in 1996. As of February 3, 1996, approximately $1.9 million of severance and termination benefits and $4.2 million of relocation costs were paid and charged against these liabilities.

      Pro forma net income for 1993 was $59.3 million. The pro forma results of operations for 1993 reflect the elimination of $1.2 million of compensation and life insurance expense relating to certain stockholders of the Company that would have been in excess of the amounts existing (including discretionary bonuses) under arrangements in effect since the consummation by the Company of its initial public offering (the "Offering") on February 9, 1993. The results of operations for 1993 have also been adjusted to reflect federal and state income taxes (assuming a 41% effective tax rate) as if the Company had not been an S Corporation prior to the consummation of the Offering. Results for 1993 include a one-time payment of $8.5 million ($5.0 million net of income taxes) or $0.15 per share, made to the Company's independent buying agent (the "Agent") and a reduction of income tax expense of $11.5 million or $0.35 per share, related to the adoption by the Company of SFAS No. 109, "Accounting for Income Taxes." Excluding these non-recurring amounts, adjusted pro forma net income for 1993 was $52.9 million or $1.58 per share.

     The table below sets forth the Company's consolidated statements of income in thousands of dollars and as a percentage of net revenues for Fiscal 1995, 1994 and 1993. For comparative purposes, Fiscal 1995 excludes the Cost of Goods Sold Adjustment and the Restructuring Charge. In addition, for comparative purposes, 1993: (1) reflects the pro forma adjustments relative to compensation and life insurance expense, and federal and state income taxes; (2) excludes the one-time payment of $8.5 million to the Agent; and (3) excludes the reduction of income tax expense of $11.5 million related to the adoption by the Company of SFAS No. 109, all of which are mentioned in the preceding paragraph.

                                    As Adjusted                           As Adjusted
                                    Fiscal 1995            1994              1993
                                 -----------------   ---------------    ---------------
Net revenues.................    $1,255,152  100.0%  $652,228  100.0%   $552,094  100.0%
Cost of goods sold...........       721,116   57.5    364,687   55.9     313,682   56.8
                                 ----------  -----   --------  -----    --------  -----
   Gross profit..............       534,036   42.5    287,541   44.1     238,412   43.2
Selling, general and
administrative expenses......       379,689   30.2    179,176   27.5     146,608   26.6
Amortization of Footwear
   Group goodwill and other
   intangibles ..............         6,637    0.5          -     -            -      -
                                 ----------  -----   --------  -----    --------  -----
   Operating income..........       147,710   11.8    108,365   16.6      91,804   16.6
Interest expense.............        29,611    2.4      2,199    0.3       3,255    0.6
Other income - net...........         2,299    0.2        643    0.1         558    0.1
                                 ----------  -----   --------  -----    --------  -----
   Income before income tax..       120,398    9.6    106,809   16.4      89,107   16.1
Income tax expense...........        48,761    3.9     42,919    6.6      36,246    6.5
                                 ----------  -----   --------  -----    --------  -----
Net income...................    $   71,637    5.7%  $ 63,890    9.8%   $ 52,861    9.6%
                                 ==========  =====   ========  =====    ========  =====

Net Revenues

     Net revenues were $1,255.2 million in Fiscal 1995 compared to $652.2 million in 1994, an increase of $603.0 million or 92.4%. Net revenues of the Company's wholesale division increased by $316.4 million or 83.3% of which: (1) $261.7 million is attributed to the acquisition of the Footwear Group; and (2) $54.7 million is attributed to the increase in net revenues of the Company's wholesale brands that were marketed by the Company prior to the Acquisition. Sales through the Company's retail stores increased $286.6 million or 105.2% of which: (1) $192.0 million is attributed to the acquisition of 425 Footwear Group stores and the opening (net of closings) of 10 additional Footwear Group stores during Fiscal 1995; and (2) $94.6 million is primarily attributable to the opening (net of closings) of 100 additional retail concepts operated by the Company prior to the Acquisition. During Fiscal 1995, wholesale net revenues accounted for 55.5% of the Company's consolidated net revenues, while retail operations accounted for the remaining 44.5%. Comparable store sales on a pro forma basis for Fiscal 1995 (calculated as though the Acquisition was consummated at the beginning of Fiscal 1995) decreased 1.6%, compared to sales during the corresponding period of the prior year (calculated as though the Acquisition was consummated at the beginning of such period). Excluding the impact of the Specialty Footwear Retailing ("SFR") division which was acquired in connection with the Acquisition, comparable store sales for Fiscal 1995 increased 0.6%. The decrease in SFR comparable store sales was due to the repositioning of inventory to more of the Company's branded products and highly promotional 1994 sales activity, resulting in the total Company comparable store sales decrease. The weaker than anticipated retail environment during the fourth quarter holiday season, and the blizzard conditions both in the Midwest and Northeast, which resulted in 502 store days lost for the fourth quarter, adversely affected comparable store results for the year. Comparable store sales include the net revenues of all stores open for an entire month during the comparable current year and prior year periods.

     Net revenues in 1994 increased $100.1 million or 18.1% over net revenues of $552.1 million in 1993. Net revenues of the wholesale division increased $32.5 million or 9.4% in 1994. Sales through the Company's own retail stores increased $67.6 million or 33.0% in 1994 due primarily to the addition of 100 stores during the year and a comparable stores sales (excluding the sales of the Footwear Group stores acquired during Fiscal 1995) increase of 2.7%, calculated on the basis of a 52-week period ended December 31, 1994.

Gross Profit

        Gross profit (excluding the effect of the Cost of Goods Sold Adjustment) was $534.0 million in Fiscal 1995, an increase of $246.5 million or 85.7% from $287.5 million in 1994. Gross profit as a percentage of net revenues decreased to 42.5% in Fiscal 1995 from 44.1% in 1994. The decrease in gross profit as a percentage of net revenues is primarily attributable to the acquisition of the Footwear Group, whose gross margins were historically (five to six percentage points) lower than the Company's gross margins prior to the Acquisition. During the past year, there have been moderate increases in the price of leather, which have generally been reflected in the selling price of the Company's products. While the Company is not in a position to reasonably anticipate or predict how changes in labor, leather, and other raw material prices will ultimately impact the Company's gross profit margins in the future, the Company anticipates that such increases will be reflected in the selling price of the Company's products, to the extent possible under economic and competitive conditions prevailing at the time.

     Gross profit on net revenues in 1994 increased $49.1 million or 20.6% from $238.4 million in 1993. Gross profit as a percentage of net revenues increased to 44.1% in 1994 from 43.2% in 1993. The increase in gross profit percentage in 1994 is primarily attributable to a greater percentage of net revenues derived from the retail stores (41.8% in 1994 compared to 37.1% in 1993), which revenues produce greater gross margins than wholesale revenues. This increase was offset in part by a higher level of closeout sales and promotional activity during the first six months of 1994.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses (excluding the amortization of goodwill, trademarks and trade names related to the Acquisition and the Restructuring Charge) were $379.7 million in Fiscal 1995 compared to $179.2 million in 1994, an increase of $200.5 million or 111.9%. SG&A expense expressed as a percentage of net revenues rose to 30.2% in Fiscal 1995 from 27.5% in 1994. The increase is due primarily to: (1) higher expenses as a percentage of net revenues experienced by the Footwear Group which are attributable to, among other things, significant expenditures by the Footwear Group for advertising; (2) the higher number of retail stores operating in Fiscal 1995 which carry a higher expense level as a percentage of net revenues in relation to the Company's wholesale operations; and (3) the costs associated with performing duplicate functions and operating duplicate facilities as part of the integration of the Footwear Group into the Company. SG&A expenses do not reflect the full cost savings the Company expects to achieve from the combination of the Footwear Group business with its own. Beginning in 1996 and 1997, the Company expects to realize the benefit of cost savings which will result principally from the Company's Restructuring Plan. While SG&A expenses as a percentage of net revenues in fiscal 1996 and beyond are expected to increase as a result of opening additional retail stores by the Company (including the commitments to open 122 retail stores), such increases are not expected to have a material impact on the Company's operating margin, since these higher expenses are expected to be approximately offset by the higher gross profit as a percentage of net revenues, achieved by the Company's retail operations.

     SG&A expenses increased $32.6 million or 22.2% in 1994 from $146.6 million in 1993. SG&A expense, expressed as a percentage of net revenues, rose to 27.5% in 1994 from 26.6% in 1993. The increase is due primarily to the higher number of retail stores operating in 1994, which carry a higher expense level than the wholesale division.

Operating Income

     Operating income (excluding the Cost of Goods Sold Adjustment and the Restructuring Charge) was $147.7 million or 11.8% of net revenues in Fiscal 1995 compared to $108.4 million or 16.6% of net revenues in 1994. The reduction in operating income as a percentage of net revenues in Fiscal 1995 is attributable to the factors discussed above, and the amortization of goodwill, trademarks and trade names of $6.6 million in Fiscal 1995 related to the Acquisition. Operating income increased $16.6 million or 18.0% in 1994, from $91.8 million or 16.6% of net revenues in 1993.

   Interest Expense

     Interest expense was $29.6 million in Fiscal 1995 compared to $2.2 million in 1994, an increase of $27.4 million. The increased expense is due to $559.8 million in term loans and a revolving credit loan incurred by the Company in order to finance the acquisition of the Footwear Group. Interest expense for 1994 decreased $1.1 million or 32.4% from 1993. The reduced expense is due primarily to the retirement by the Company in November 1993 of $14.1 million of 10% notes due to stockholders and the more favorable interest rates achieved by the Company in connection with the refinancings of its senior bank indebtedness.

Liquidity and Capital Resources

     The Company relies primarily upon cash flow from operations and borrowings under its $700.0 million credit agreement (the "Credit Agreement"), to finance its operations and expansion. Cash provided by operating activities was $137.6 million in Fiscal 1995, $66.0 million in 1994 and $1.7 million in 1993. The $71.6 million increase in Fiscal 1995 cash flow from operations as compared to 1994 is due primarily to: (1) proceeds of $61.6 million from the sale of trade accounts receivable as part of a revolving accounts receivable securitization facility (the "Receivables Facility"); (2) the changes in working capital attributable to the Company's change in fiscal year end; and (3) the additional working capital requirements of the Footwear Group. Fiscal 1995 cash flows from operations includes the effects of changes in Footwear Group working capital from its acquisition on May 23, 1995 to February 3, 1996. Fiscal 1995 cash flows from operations reflect cash outlays of: (1) $1.9 million of severance payments that were accrued in connection with the Acquisition; (2) $4.2 million of relocation payments that were accrued in connection with the Acquisition; and
(3) $4.4 million of payments made in connection with the Restructuring Charge.

     Of the $64.3 million increase in 1994 cash provided by operating activities compared to 1993, $14.6 million related to: (1) the one-time cash payment to the Agent in 1993 of $8.5 million ($5.0 million after tax); and (2) a $9.6 million increase in net income from the 1993 period, exclusive of the change in net income attributable to the change in accounting principle. The remaining increase in cash provided by operating activities is attributable to the Company's improved management of inventory, offset in part by a shortened payment cycle on accounts payable in 1994.

        Working capital was $297.3 million at February 3, 1996, compared to $170.0 million at December 31, 1994. The increase in the working capital balance is due primarily to the acquisition of the Footwear Group which increased inventories by approximately $177.0 million and the opening of 100 additional retail stores under concepts operated by the Company prior to the Acquisition which resulted in an additional $27.6 million increase in inventories. The remaining changes in working capital are attributable primarily to: (1) the higher levels of prepaid expenses, deferred income taxes, accounts payable and accrued expenses associated with the Acquisition of the Footwear Group; (2) entering into an accounts receivable securitization facility; and (3) the accrued expenses recorded in connection with the Restructuring Charge. Additionally, working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Total cash outlays related to the Restructuring Charge are estimated at approximately $22 million of which $4.4 million was paid during the fourth quarter of 1995. In connection with the Acquisition, the Company assumed and included in the allocation of acquisition cost: (1) accruals for involuntary severance and termination benefits of $8.6 million; and (2) relocation costs of $8.2 million. During Fiscal 1995, approximately $1.9 million and $4.2 million of severance and termination benefits, and relocation costs, respectively, were paid and charged against these liabilities. The Company anticipates the remaining cash outlays relating to these actions to be substantially paid in fiscal 1996.

     On May 23, 1995, the Company entered into a $700.0 million Credit Agreement pursuant to which the Company borrowed an aggregate amount of $550.0 million in term loans to acquire the Footwear Group. The initial term loans consisted of:
(1) a $400.0 million, six and one-half year, quarterly amortizing term loan; and
(2) a $150.0 million, non-amortizing term loan. On December 28, 1995, the Credit Agreement was amended to: (1) provide for the Receivables Facility (see "Financial Instruments" in the Notes to Consolidated Financial Statements); and
(2) increase the sublimit for letters of credit from $60.0 million to $70.0 million. In addition to the term loans, the Company may borrow up to $150.0 million on a revolving basis and through letters of credit. Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company, excluding receivables related to the Receivables Facility, and bear interest, at the Company's option, at rates based on Citibank's base rate or the Eurodollar index rate. The Company has entered into interest rate hedge agreements to reduce the impact on interest expense from fluctuating interest rates on variable rate debt. The weighted average interest rate on borrowings outstanding as of February 3, 1996 was approximately 7.05%. Borrowings under the Credit Agreement will become unsecured should the Company reach an "investment grade" rating on its long term indebtedness. As of March 1, 1996, $49.0 million of borrowings and $29.0 million of letters of credit were outstanding on a revolving basis and $72.0 million was available for future borrowing.

     The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Agreement, the Company is required to comply with financial covenants relative to net worth and capital expenditures, and ratios of interest coverage, fixed charge coverage and leverage. The Credit Agreement may be prepaid or retired by the Company without penalty prior to the maturity date of November 1, 2001. Loans under the Credit Agreement are subject to mandatory prepayments under certain conditions.

     In December 1995, the Company entered into an agreement to create the five-year Receivables Facility, under which, up to $115.0 million of funding may be obtained based on the accounts receivable of the Company. The principal benefit of the Receivables Facility is a reduction in the Company's cost of funding related to its long-term debt. Proceeds from the Receivables Facility of $61.6 million were used to permanently pay-down a portion of the non-amortizing term loan. The effective interest rate incurred by the Company on funding obtained under the Receivables Facility was 6.19% as of February 3, 1996. The Company is continually evaluating financing alternatives in order to reduce its cost of capital.

        Capital expenditures totaled $39.9 million in Fiscal 1995, $23.1 million in 1994 and $15.9 million in 1993. Capital expenditures in Fiscal 1995 relate primarily to the Company's store expansion and remodeling programs and the construction and equipping of a 170,000 square foot addition to its New Jersey distribution center, which commenced in October 1994 and was completed in June 1995 at a total cost of approximately $7.8 million. Capital expenditures with respect to the distribution center expansion totaled $5.2 million in Fiscal 1995. Capital expenditures in 1994 and 1993 relate primarily to the Company's store expansion and remodeling programs. The Company estimates that its capital expenditures for fiscal 1996 will be between $55.0 million and $60.0 million, primarily for the on-going expansion of its retail operations (approximately $35.0 million), equipment for its distribution and manufacturing facilities (approximately $5.0 million), and international expansion (approximately $5.0 million). The actual amount of the Company's capital expenditures depends in part on requirements related to the integration of Footwear Group into the Company, the number of new stores opened, the number of stores remodeled and the amount of any construction allowances the Company may receive from the landlords of its new stores. The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of March 1, 1996, the Company had commitments for approximately $17.4 million of capital expenditures, related to commitments open 122 retail stores, 95 of which are intended to be opened in fiscal 1996.

        The Company expects that its current cash, cash flow anticipated to be generated from operations and availability under its revolving credit agreement will be sufficient to fund its domestic and international growth and expansion (including planned domestic and 30 international retail store openings), business restructuring and integration of the Footwear Group, and other operating cash needs for at least the next twelve months.

     The Common Stock of Nine West Group Inc. has been listed and traded on the New York Stock Exchange since February 2, 1993 (trading symbol NIN). The Common Stock was listed in connection with the Offering.

     The Company does not currently intend to pay cash dividends on its Common Stock in the immediate future. Subject to compliance with certain financial covenants set forth in the Credit Agreement and restrictions contained in any future financing agreements, the payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Seasonality

     The Company's footwear and accessories are marketed primarily for each of the four seasons, with the highest volume of products sold during the last three fiscal quarters. The Company's retail operations, however, generally experience their weakest results in the first quarter. Because the timing of shipment of products for any season may vary from year to year, the results for any particular quarter may not be indicative of results for the full year. The Company has not had significant overhead and other costs generally associated with large seasonal variations.

Inflation

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability. In the past, the Company has been able to maintain its profit margins during inflationary periods.


Item 8. Financial Statements and Supplementary Data.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Page
                                                       ----

Management's Responsibility for Financial Statements...................     33

Independent Auditors' Report...........................................     34

Consolidated Statements of Income - Fifty-three weeks ended February 3,
1996, transition period beginning January 1, 1995 and ending on January
28, 1995, and the years ended December 31, 1994 and 1993...............     35

Consolidated Balance Sheets - February 3, 1996 and December 31, 1994...     36

Consolidated Statements of Cash Flows - Fifty-three weeks ended
February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and the years ended December 31, 1994 and
1993...................................................................     37

Consolidated Statements of Stockholders' Equity - Fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and the years ended December 31, 1994 and
1993...................................................................     38

Notes to Consolidated Financial Statements (includes certain supplemental
financial information required by Item 8 of Form 10-K).................    39-58

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None


MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The consolidated financial statements presented in this report are the responsibility of the Company's management and have been prepared in conformity with generally accepted accounting principles. Some of the amounts included in the consolidated financial information are necessarily based on estimates and judgments of management.

     The Company maintains accounting and related internal control systems designed to provide, among other things, reasonable assurance that transactions are executed in accordance with management's authorization and that they are recorded and reported properly. There are limitations inherent in all systems of internal control, and the Company weighs the cost of such systems against the expected benefits.

     The consolidated financial statements have been audited by the Company's independent auditors, Deloitte & Touche LLP. Their primary role is to render an independent professional opinion on the fairness of the financial statements taken as a whole. Their audit, which is performed in accordance with generally accepted auditing standards, includes a study and evaluation of the Company's accounting systems and internal controls sufficient to express their opinion on those financial statements.

     The Audit Committee of the Board of Directors, which is composed entirely of directors who are not employees of the Company, meets periodically with management and the independent auditors to review the results of their work and to satisfy itself that their responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and meet with it (with and without management present) to discuss appropriate matters.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Nine West Group Inc.:

     We have audited the accompanying consolidated balance sheets of Nine West Group Inc. and subsidiaries (the "Company") as of February 3, 1996 and December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the fifty-three weeks ended February 3, 1996 and the years ended December 31, 1994 and 1993 and for the transition period from January 1 to January 28, 1995. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 1996 and December 31, 1994, and the results of their operations and their cash flows for the fifty-three weeks ended February 3, 1996 and the years ended December 31, 1994 and 1993 and for the transition period from January 1 to January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to conform with Statement of Financial Accounting Standards No. 109.




Deloitte & Touche LLP
Stamford, Connecticut
March 22, 1996


                    NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

                                                                    Transition
                                                          53 Weeks      Period
                                                             Ended   Jan. 1 to  Year Ended Dec. 31
                                                            Feb. 3     Jan. 28  ------------------
                                                              1996        1995     1994       1993
                                                              ----        ----     ----       ----
                                                           (in thousands except per share data)
Net revenues..........................................  $1,255,152     $42,539  $652,228  $552,094
Cost of goods sold....................................     721,116      24,582   364,687   313,682
Purchase accounting adjustments to cost of goods sold.      34,864           -         -         -
                                                        ----------     -------  --------  --------
 Gross profit.........................................     499,172      17,957   287,541   238,412
Selling, general and administrative expenses..........     379,689      16,423   179,176   147,762
Business restructuring and integration expenses.......      51,900           -         -         -
Amortization of acquisition goodwill and other
 intangibles..........................................       6,637           -         -         -
Other operating expense...............................           -           -         -     8,500
                                                        ----------     -------  --------  --------
 Operating income.....................................      60,946       1,534   108,365    82,150
Interest expense......................................      29,611           -     2,199     3,255
Other income - net....................................       2,299          21       643       558
                                                        ----------     -------  --------  --------
 Income before income taxes and cumulative effect of
  change in accounting principle......................      33,634       1,555   106,809    79,453
Income tax expense....................................      14,658         614    42,919    30,208
                                                        ----------     -------  --------  --------
 Income before cumulative effect of change in
  accounting principle................................      18,976         941    63,890    49,245
Cumulative effect of change in accounting principle...           -           -         -   (11,491)
                                                        ----------     -------  --------  --------
 Net income...........................................  $   18,976     $   941  $ 63,890  $ 60,736
                                                        ==========     =======  ========  ========
 Weighted average common shares outstanding...........      35,707      34,655    34,555
                                                        ----------     -------  --------
 Earnings per common share............................  $     0.53     $  0.03  $   1.85
                                                        ==========     =======  ========
PRO FORMA (unaudited):
Historical income before income taxes and cumulative
 effect of change in accounting principle.............                                    $ 79,453
Pro forma adjustments other than income taxes.........                                       1,154
                                                                                          --------
 Pro forma income before income taxes and cumulative
  effect of change in accounting principle............                                      80,607
Pro forma taxes on income.............................                                      32,761
                                                                                          --------
 Pro forma income before cumulative effect of change
  in accounting principle.............................                                      47,846
Cumulative effect of change in accounting principle...                                     (11,491)
                                                                                          --------
 Pro forma net income.................................                                    $ 59,337
                                                                                          ========
 Weighted average common shares outstanding...........                                      33,403
                                                                                          --------

PRO FORMA EARNINGS PER COMMON SHARE (unaudited):
Pro forma income before cumulative effect of change
 in accounting principle..............................                                    $   1.43
Cumulative effect of change in accounting principle...                                        0.35
                                                                                          --------
 Pro forma net income.................................                                    $   1.78
                                                                                          ========

        The accompanying Notes are an integral part of the Consolidated Financial Statements.


                  NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                                       February 3   December 31
                                                             1996          1994
                                                             ----          ----
                                               (in thousands except share data)
                        ASSETS
Current Assets:
 Cash..............................................    $   20,782      $  5,488
 Accounts receivable - net.........................        78,867        65,876
 Inventories - net.................................       396,676       139,435
 Deferred income taxes.............................        46,088         6,649
 Assets held for sale..............................        31,118             -
 Prepaid expenses and other current assets.........        18,249        13,911
                                                        ---------      --------
  Total current assets.............................       591,780       231,359
Property and equipment - net.......................       136,719        57,270
Deferred income taxes..............................        21,658         5,028
Goodwill...........................................       233,149             -
Trademarks and trade names.........................       146,053             -
Other assets.......................................        30,733         9,134
                                                       ----------      --------
  Total assets.....................................    $1,160,092      $302,791
                                                       ==========      ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable..................................    $  139,731      $ 38,767
 Accrued expenses and other current liabilities....       134,737        22,577
 Current portion of long-term debt.................        20,000             -
                                                       ----------      --------
   Total current liabilities.......................       294,468        61,344
Long-term debt.....................................       471,000         2,400
Other non-current liabilities......................        66,298         4,420
                                                       ----------      --------
   Total liabilities...............................       831,766        68,164
                                                       ----------      --------
Stockholders' Equity:
 Common stock ($0.01 par value, 100,000,000
  shares authorized; 35,240,052 and 34,608,545
  shares issued and outstanding)...................           352           346
 Warrants..........................................        57,600             -
 Additional paid-in capital........................       131,595       115,419
 Retained earnings.................................       138,779       118,862
                                                       ----------      --------
   Total stockholders' equity......................       328,326       234,627
                                                       ----------      --------
    Total liabilities and stockholders' equity.....    $1,160,092      $302,791
                                                       ==========      ========


   The accompanying Notes are an integral part of the Consolidated Financial
                                   Statements.


                        NINE WEST GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Transition
                                                          53 Weeks      Period
                                                             Ended   Jan. 1 to  Year Ended Dec. 31
                                                            Feb. 3     Jan. 28  ------------------
                                                              1996        1995     1994       1993
                                                              ----        ----     ----       ----
                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................   $ 18,976      $  941  $63,890   $ 60,736
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization.......................     24,409         727    7,558      6,303
   Provision for losses on accounts receivable.........     15,762        (822)   2,485      3,319
   Provision for losses on inventory...................     11,729         306    2,849      1,790
   Loss on disposal of property and equipment..........      1,660           -      274        308
   Cumulative effect of change in accounting principle.          -           -        -    (11,491)
   Write-down of assets associated with Restructuring
    Charge.............................................     14,620           -        -          -
   Business restructuring and integration charges......     29,159           -        -          -
   Deferred income taxes...............................    (24,177)        521      215       (401)
   Changes in assets and liabilities excluding effects
    of acquisitions:
     Increase in balance of accounts receivable sold...     61,590           -        -          -
     Accounts receivable...............................    (42,474)      4,666   (9,657)   (18,659)
     Inventory.........................................    (48,283)     (6,914)  10,660    (57,430)
     Prepaid expenses and other assets.................       (548)        314   (1,075)    (4,070)
     Accounts payable..................................     69,946       4,104  (10,926)    17,665
     Accrued expenses and other current liabilities....      5,256      (4,213)    (312)     3,615
                                                          --------      ------  -------   --------
Net cash provided (used) by operating activities.......    137,625        (370)  65,961      1,685
                                                          --------      ------  -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment....................    (39,944)       (360) (23,096)   (15,931)
Acquisition of business - net of cash acquired.........   (581,261)     (1,820)       -          -
Proceeds from sale of insurance policies...............          -           -        -      4,102
Net (increase) decrease in other assets................       (176)       (182)  (1,477)       382
                                                          --------      ------  -------   --------
Net cash used by investing activities..................   (621,381)     (2,362) (24,573)   (11,447)
                                                          --------      ------  -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under financing agreements...    (11,710)      1,500  (40,971)   (14,655)
Proceeds from issuance of long term debt to finance
 Acquisition...........................................    559,810           -        -          -
Repayments of debt.....................................    (61,000)          -   (7,745)   (23,753)
Distributions and dividends paid.......................          -           -        -    (97,512)
Net proceeds from issuance of stock....................     13,182           -    4,121    147,639
                                                          --------      ------  -------   --------
Net cash provided (used) by financing activities.......    500,282       1,500  (44,595)    11,719
                                                          --------      ------  -------   --------
NET INCREASE (DECREASE) IN CASH........................     16,526      (1,232)  (3,207)     1,957
CASH, BEGINNING OF PERIOD..............................      4,256       5,488    8,695      6,738
                                                          --------      ------  -------   --------
CASH, END OF PERIOD....................................   $ 20,782      $4,256  $ 5,488   $  8,695
                                                          ========      ======  =======   ========

       The accompanying Notes are an integral part of the Consolidated Financial Statements.



                  NINE WEST GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock
                                    --------------------
                                     Number of                     Additional                     Total
                                   Outstanding                        Paid-In   Retained  Stockholders'
                                        Shares  Amount  Warrants      Capital   Earnings         Equity
                                   -----------  ------  --------   ----------   --------  -------------
                                                       (in thousands except share data)

Balance at December 31, 1992....    22,500,100    $525               $  5,585   $ 48,526       $ 54,636
 Net income.....................                                                  60,736         60,736
 Distributions..................                                       (8,670)   (88,842)       (97,512)
 Cancellation of Jervin common
  stock.........................          (100)   (300)                                            (300)
 Issuance of common stock to
  effect Jervin merger..........     2,686,450      27                    273                       300
 Common stock issued in initial
  public offering...............     9,200,000      92                112,995     34,552        147,639
                                    ----------    ----               --------   --------       --------
Balance at December 31, 1993....    34,386,450     344                110,183     54,972        165,499
 Net income.....................                                                  63,890         63,890
 Stock options exercised,
  including tax benefit.........       222,095       2                  5,236                     5,238
                                    ----------    ----               --------   --------       --------
Balance at December 31, 1994....    34,608,545     346                115,419    118,862        234,627

 Net income.....................                                                     941            941

 Issuance of stock to effect
  L.J.S. acquisition............       108,060       1                  2,999                     3,000
                                    ----------    ----               --------   --------       --------
Balance at January 28, 1995.....    34,716,605     347                118,418    119,803        238,568

 Net income.....................                                                  18,976         18,976

 Stock options exercised,
  including tax benefit.........       523,447       5                 13,177                    13,182
 Issuance of warrants to effect
  Footwear Group acquisition....                          $57,600                                57,600
                                    ----------    ----    -------    --------   --------       --------
Balance at February 3, 1996.....    35,240,052    $352    $57,600    $131,595   $138,779       $328,326
                                    ==========    ====    =======    ========   ========       ========






          The accompanying Notes are an integral part of the Consolidated Financial Statements.

                    NINE WEST GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Description of Business

     The consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. All intercompany transactions and balances have been eliminated from the consolidated financial statements for all periods presented.

     Effective June 27, 1995, the Board of Directors of the Company approved the change of the Company's fiscal year from December 31 to a 52/53-week period ending on the Saturday closest to January 31. The 1995 fiscal year consists of the 53-week period which began on January 29, 1995 and ended on February 3, 1996 ("Fiscal 1995"). The change in the Company's fiscal year created a transition period consisting of the four weeks which began on January 1, 1995 and ended on January 28, 1995 (the "Transition Period").

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group") under the terms of the definitive asset purchase agreement entered into on March 15, 1995, as amended on May 23, 1995 (the "Asset Purchase Agreement"). Fiscal 1995 financial information is not comparable to prior years as Footwear Group results of operations for the 37-week period from May 23, 1995 to February 3, 1996, are included in the accompanying consolidated financial statements of the Company.

     Prior to the initial public offering (the "Offering") of the Common Stock of the Company, which was consummated on February 9, 1993, Jervin Inc. ("Jervin") merged with and into the Company in order to combine the private label business of Jervin with the business of the Company. This transaction was accounted for similar to a pooling of interests as Jervin had been under common control with the Company since its formation in January 1988. Accordingly, the accompanying consolidated financial statements reflect the business of Jervin and the Company as if this merger had occurred at that time. The Company received net proceeds from the Offering (after underwriter's discount and expenses) of $147.6 million which were used to repay debt of $51.9 million, to affect distributions to the stockholders of $87.2 million and to make a one-time payment to the Company's independent buying agent (the "Agent") of $8.5 million for past services.

     The Company designs, develops, manufactures and markets women's footwear and accessories. The Company operates in the footwear and accessories industry, marketing its products through wholesale and retail channels in the United States, however, the Company also markets its products in other countries. The Company markets footwear under the brand names Nine West, Amalfi, Bandolino, Calico, Easy Spirit, Enzo Angiolini, Evan Picone, 9 & Co., Pappagallo, Selby and Westies, and under private labels. The Company's products are manufactured principally in Brazil, and to a lesser extent in Italy, Spain and China, at independent factories not owned by the Company. The Company's footwear is also manufactured at five domestic shoe factories, two domestic component factories and three foreign component factories that are owned by the Company. The Company has entered into a long-term contract with the Agent to oversee its third-party sourcing activities in Brazil and other countries. The Company does not have any contracts with its independent manufacturers, but relies on its long-standing relationship with the Brazilian factories and its Agent, in addition to its own factories, to provide an uninterrupted source of inventory.


2.   Summary of Significant Accounting Policies

Inventories
     Inventories are valued at the lower of cost or market. Approximately 65% and 60% of inventories were determined by using the FIFO (first in, first out) method of valuation as of February 3, 1996 and December 31, 1994, respectively; the remainder is determined by the weighted average cost method. Inventory is comprised of (in thousands):

                                     February 3, 1996     December 31, 1994
                                     ----------------     -----------------
     Raw materials.................          $ 22,450              $      -
     Work in process...............             3,890                     -
     Finished goods................           370,336               139,435
                                             --------              --------
       Total inventory.............          $396,676              $139,435
                                             ========              ========

Property and Equipment
     Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives or, if shorter, the lease terms of the real estate to which the assets relate. The estimated useful lives by class of asset are:

                                                   Estimated Life
                                                      In Years
                                                   --------------
     Buildings and improvements................          5-30
     Machinery, equipment and fixtures.........          2-12
     Leasehold improvements....................          5-10

     Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures which materially increase values, improve capacities or extend useful lives are capitalized. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Net Revenues
     Wholesale revenues, including commissions received in conjunction with the private label footwear, are recognized upon shipment of products to the customers. Retail revenues are recognized when the payment is received from the customers. Revenues are net of returns and exclude sales tax. Allowances for estimated discounts and returns are provided when sales are recorded. Actual discounts and returns incurred could differ from those estimates.

Store Opening Costs
     Costs of opening new stores are amortized over the one-year period immediately following the incurrence of the costs.

Earnings Per Share
     Earnings per share are computed by dividing net income by the number of weighted average common shares and common share equivalents outstanding.

Reclassifications
     Reclassifications have been made to certain prior year amounts to conform to the Fiscal 1995 presentation.

Cash Flows
     Cash paid for income taxes was $28.7 million, $45.9 million and $29.4 million for Fiscal 1995, 1994 and 1993, respectively. Cash paid for interest was $29.4 million, $2.3 million and $3.4 million for Fiscal 1995, 1994 and 1993, respectively. In Fiscal 1995, non-cash financing activities included the issuance of warrants, valued at $57.6 million, in connection with the Acquisition. The restructuring charge incurred during Fiscal 1995 included cash payments of $4.4 million during the fourth quarter (see "Business Restructuring and Integration Charges"). During the Transition Period, non-cash financing activities included the issuance of $3.0 million of Common Stock in connection with the Acquisition of L.J.S. Accessory Collections, Inc.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (2) the reported amounts of revenues and expenses during the reporting period. While management used the best available information to make such estimates, future adjustments may be necessary if actual conditions and results differ substantially from the assumptions used in making the estimates. Such changes could have a significant effect on the consolidated financial statements.

Long-Lived Assets
     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires adoption in 1996. The general requirements of SFAS No. 121 principally apply to the fixed and intangible assets of the Company and require impairments to be considered whenever assets are disposed of or whenever events or changes in circumstances indicate that the carrying amount of the asset will not be recoverable based on expected future cash flows of the asset. The Company does not believe that the adoption of SFAS No. 121 will have a material impact on its financial position or results of operations.

Intangible Assets
     Intangible assets are amortized on a straight-line basis over their estimated lives (see "Acquisitions"). The carrying values of intangible assets are periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

3.   Acquisitions

     On May 23, 1995, the Company consummated its acquisition of the Footwear Group. Substantially all of the assets were acquired and certain liabilities of the Footwear Group were assumed for a total purchase price of $560.0 million in cash, plus warrants, exercisable for a period of eight and one-half years, to purchase 3.7 million shares of Company common stock at an exercise price of $35.50 per share (subject to adjustment upon certain changes in the Company's capitalization).

     The Acquisition was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of the closing date. The relative fair values of the assets acquired and liabilities assumed are based upon valuations and other studies. In connection with the Acquisition, the Company assumed and included in the allocation of the acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million. These severance and relocation costs were incurred as a result of the Company's integration plan announced during Fiscal 1995. The integration plan relates to the elimination of 295 administrative positions that have become duplicative through the combination of operations and process efficiencies realized and relocation of certain Footwear Group functional and operational employees. Of these 295 position reductions, approximately 180 were eliminated during Fiscal 1995, with the remaining reductions to be substantially completed in 1996. As of February 3, 1996, approximately $1.9 million of severance and termination benefits and $4.2 million of relocation costs were paid and charged against these liabilities. These accruals are subject to adjustment, should actual costs differ from the recorded amounts. Such adjustments, if made within one year from the date of acquisition, will be recorded as adjustments to goodwill. Thereafter, any costs incurred in excess of the liability recorded will be included in the determination of net income. Goodwill, trademarks and trade names are amortized on a straight-line basis over a 40-year period.

     The following table summarizes the allocation of the aggregate consideration paid (in thousands) to the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Acquisition:

     Current assets
        Cash.....................................      $  2,394
        Accounts receivable......................        51,293
        Inventories..............................       212,856
        Assets held for sale.....................        34,488
        Deferred income taxes....................        11,892
        Other....................................         1,062
                                                       -------------------
           Total current assets..................                 $313,985
     Property, plant & equipment.................                   58,988
     Cost in excess of net assets acquired.......                  233,862
     Trademarks and trade names..................                  148,627
     Deferred income taxes.......................                   20,521
     Other assets................................                   22,550
                                                                  --------
                                                                   798,533
     Accounts payable............................       (27,656)
     Accrued expenses............................       (80,951)
     Other non-current liabilities...............       (48,671)
                                                        ------------------
                                                                  (157,278)
                                                                  --------
           Net consideration paid................                 $641,255
                                                                  ========

     In acquiring the Footwear Group, the Company also purchased: (1) certain office and warehouse facilities located in Cincinnati, Ohio (the "Cincinnati Facilities"); and (2) the Texas Boot division ("Texas Boot"). The Company has decided that the Cincinnati Facilities and Texas Boot do not meet its long-term strategic objectives and, therefore, has implemented plans for the disposal of the Cincinnati Facilities and Texas Boot, see "Assets Held for Sale".

     Pursuant to the terms of the Asset Purchase Agreement, the Company would be entitled to a purchase price reduction, payable in cash by The United States Shoe Corporation ("U.S. Shoe") to the Company, to the extent that the net worth of the Footwear Group as reflected on an unaudited balance sheet as of the closing (the "Closing Balance Sheet") was less than a target amount. Alternatively, under the terms of the Asset Purchase Agreement, the Company would be required to make an additional purchase price payment to U.S. Shoe to the extent that the net worth of the Footwear Group as reflected on the Closing Balance Sheet exceeds this target amount. The Asset Purchase Agreement also provides for certain procedures concerning the preparation of, and resolution of disputes concerning the Closing Balance Sheet, including arbitration by an independent accounting firm in the event that the parties cannot resolve any dispute within a specified period.

     Pursuant to the terms of the Agreement, the Company delivered a Closing Balance Sheet to U.S. Shoe. Based upon the net worth of the Footwear Group as reflected on this Closing Balance Sheet, the Company has requested that U.S. Shoe make a payment to the Company in the amount of $105 million. U.S. Shoe has declined to make such payment, has notified the Company of its disagreement with various amounts recorded in the Closing Balance Sheet, and has requested that the Company make a payment to U.S. Shoe in the amount of $10 million.

     Although the parties have held various discussions in an effort to resolve the dispute, the matter has not yet been resolved and the parties are in the process of referring the dispute to arbitration. The Company is not in a position to predict the substance or timing of a resolution of this dispute. There can be no assurance that all or any part of the matters in dispute will be resolved in the Company's favor or as to the amount, if any, which the Company would be entitled to receive from U.S. Shoe in connection with the resolution of such dispute. In addition, goodwill recorded may be subject to adjustment in connection with the resolution of this dispute.

     The following unaudited pro forma condensed combined summary of operations (the "Pro Forma Summary") gives effect to the Acquisition as if such transaction had occurred at the beginning of the periods presented. The Pro Forma Summary has been prepared utilizing the historical financial statements of the Footwear Group. Pro forma adjustments include the amortization of goodwill, trademarks and trade names, additional interest expense in connection with debt incurred to finance the Acquisition, the elimination of operating results with respect to discontinued brands, the elimination of operating results with respect to assets held for sale, the elimination of expenses associated with contracts not acquired, and the elimination of transactions between the Footwear Group and its former parent company. The Pro Forma Summary excludes $34.9 million for the one-time increase in cost of goods sold attributable to the fair value of inventory over the FIFO cost as required by the purchase method of accounting.


                                             53-weeks Ended          Year Ended
                                           February 3, 1996   December 31, 1994
                                           ----------------   -----------------
(in thousands, except per share amounts)
Net revenues.............................        $1,435,679          $1,264,359
Net income...............................            15,115              54,697
Earnings per common share................        $     0.42          $     1.58

     The foregoing Pro Forma Summary should not be considered indicative of actual results that would have occurred had the Acquisition been consummated on the date or for the period indicated, and does not purport to be indicative of results of operations as of any future date or for any period.

     In January 1995, the Company acquired the operations of L.J.S. Accessory Collections, Inc., a designer, developer and marketer of quality handbags and small leather goods, and in so doing created its accessories division. The Company acquired this business for $4.8 million, including the issuance of $3.0 million in common stock in connection therewith. Pro forma financial results have not been presented for this acquisition as it did not have a material effect on the Company's results of operations.

4.   Business Restructuring and Integration Charges

     During Fiscal 1995, the Company began the implementation of its planned business restructuring and integration activities related to the acquisition of the Footwear Group in May of 1995. While some of the costs associated with the restructuring and integration of the Footwear Group into the Company are reflected in the allocation of the acquisition cost of the Footwear Group, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million in the fourth quarter of 1995 (the "Restructuring Charge"). The major components of the Restructuring Charge are: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) accruals for lease and other contract terminations of $7.0 million; (4) inventory valuation adjustments of $10.4 million; and (5) other integration and consolidation costs of $12.2 million (see the following table). Total cash outlays related to this charge are estimated at approximately $22.0 million, of which $4.4 million was paid during the fourth quarter of 1995. The Restructuring Charge balance at February 3, 1996 of $32.0 million is included in accrued expenses and other current liabilities.

     The Restructuring Charge reflects plans to restructure international sourcing operations and consolidate certain manufacturing and sourcing facilities located in Italy, Korea and the Far East, and the consolidation and integration of various corporate and business unit operations and support functions. In relation to the Company's restructuring of its retail operations, the plan includes the elimination of duplicate product lines, the closing of approximately 40 of the Company's under performing Banister retail stores and conversion of a number of stores to other nameplates or formats during fiscal 1996, and the termination of the Company's agreement with Burlington Coat Factory for its operation of 84 shoe departments during 1996.

     Severance and termination benefits relate to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of February 3, 1996, approximately 40 employees had been terminated, with $899,000 of severance and termination benefits being paid and charged against the liability. The remaining separations will be substantially completed during 1996.

     The Restructuring Charge also included period costs of approximately $3.2 million, which were expensed as incurred, consisting of incremental costs associated with the implementation of major process improvements and integration related outside consulting fees.

                                                                                          Other
                                                       Lease and                    Integration
                           Severance and    Asset       Contract      Inventory             and
                             Termination    Write-   Termination      Valuation   Consolidation
     (in thousands)             Benefits    Downs          Costs    Adjustments           Costs    Total
                                --------    ------         -----    -----------           -----    -----

1995 Provision............        $7,650   $14,620        $7,046        $10,423         $12,161  $51,900
1995 Activity.............           836    14,620           235              -           4,253   19,944
                                  ------   -------        ------        -------         -------  -------
February 3, 1996 Balance..        $6,814   $     -        $6,811        $10,423         $ 7,908  $31,956
                                  ======   =======        ======        =======         =======  =======

5.   1993 Pro Forma Information (Unaudited)

     The pro forma consolidated statement of income for 1993 presents the pro forma effects on the historical financial information of reduced levels of compensation and net life insurance expense relating to the Company's three principal stockholders and income taxes to eliminate the benefit from the Company's S Corporation status for income tax purposes.

     An adjustment has been made to eliminate $1.2 million of expense, which represents the net cost of certain life insurance policies that were terminated and the compensation (including discretionary bonuses) paid to the Company's three principal stockholders in excess of the annual aggregate amount of $4.0 million authorized under compensation arrangements (including discretionary bonuses) which became effective upon the closing of the Offering.

     Upon the closing of the Offering, the Company terminated its status as an S Corporation. The pro forma adjustment reflects an increased provision for income taxes to achieve an effective rate of 41% for 1993.

6.   Accounts Receivable - Net

     Receivables are presented net of reserves for doubtful accounts and other allowances of $42.8 million and $13.9 million at February 3, 1996 and December 31, 1994, respectively. The increase in the level of reserves at February 3, 1996 is primarily due to the increase in returns and allowances caused by increased sales during the fourth quarter as a result of the change in the Company's fiscal year end.

7.   Assets Held for Sale

     The Company has determined that neither of the Cincinnati Facilities nor the Texas Boot business meet its long-term strategic objectives and, therefore, has implemented plans for the disposal of both within one year from the date of acquisition. The net assets related to these operations have been recorded at their estimated net proceeds, as adjusted for estimated cash flows from operations. The amount the Company will ultimately realize could differ from the amounts assumed in arriving at the estimated net realizable value of the assets. Such a difference would be recorded as an adjustment to goodwill. The results of operations related to the Texas Boot assets held for sale have been excluded from the Consolidated Statement of Income for Fiscal 1995. Such results are not material in relation to the Company's results of operations taken as a whole.

8.   Property, Plant and Equipment - Net

     Property and equipment consists of (in thousands):

                                               February 3     December 31
                                                     1996            1994
                                                     ----            ----
Land.........................................    $  2,158         $ 1,891
Buildings and improvements...................      21,555          11,298
Machinery, equipment and fixtures............     101,030          35,263
Leasehold improvements.......................      65,620          45,604
Construction in progress.....................         326           1,215
                                                 --------         -------
                                                  190,689          95,271
Accumulated depreciation and amortization....      53,970          38,001
                                                 --------         -------
Property and equipment - net.................    $136,719         $57,270
                                                 ========         =======
9.   Financial Instruments

     The Company uses risk management financial instruments to reduce its exposure to changes in interest rates and foreign exchange rates. The Company does not hold or issue financial instruments for trading or speculative purposes. The notional amounts of risk management financial instruments summarized in this note do not represent amounts actually exchanged by the parties. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the risk management financial instruments, which relate to interest rates and exchange rates. While these instruments are subject to risk of loss from changes in exchange and interest rates, such losses would be generally offset by gains on the related hedged transactions.

     Foreign Currency Transactions - Substantially all purchases of inventory are made in pre-set U.S. dollar prices. For some inventory purchases which are denominated in foreign currencies, the Company enters into forward exchange contracts to protect the Company from the risk that eventual dollar cash purchases from foreign suppliers will be adversely affected by changes in exchange rates. Unrealized gains and losses arising from contracts that hedge firm commitments to purchase inventory from foreign third party suppliers are deferred and recognized as adjustments to carrying amounts when the hedged transaction occurs. The fair value of foreign currency contracts as of February 3, 1996 was a favorable $128,000, based upon third-party dealer valuations as estimates of the amount of the Company would receive to terminate the specific agreements. The following table summarizes, by major currency, the outstanding contractual amounts of the Company's forward exchange contracts in U.S. dollars (in thousands). Forward exchange contracts outstanding as of December 31, 1994 were not material. The forward exchange contracts outstanding as of February 3, 1996 mature on various dates through July of 1996.

                                                    February 3
                                                          1996
                                                       -------
                Spanish Peseta..............           $12,848
                Italian Lire................            10,757
                                                       -------
                  Total.....................           $23,605
                                                       =======

     Interest Rate Instruments - Pursuant to covenants under the Credit Agreement, the Company has entered into interest rate hedge agreements to reduce the impact on interest expense from fluctuating interest rates on variable rate debt. As of February 3, 1996, the Company had outstanding interest rate swaps in the notional principal amount of $200.0 million (41% of total bank debt), effectively fixing the Eurodollar index rate on that amount of variable rate debt to a weighted average of 5.78%. These swaps mature on various dates beginning in 1998 and ending in 2000. The fair value of interest rate swaps as of February 3, 1996 was an unfavorable $5.0 million, based upon dealer valuations as estimates of the amount the Company would pay to terminate the specific agreements. As of February 3, 1996, the Company had outstanding an interest rate collar agreement in the notional principal amount of $100.0 million (20% of total bank debt). The collar agreement effectively limits the Eurodollar index rate on such amount to a range of 5.25% to 6.25%. The collar agreement matures in 1997. The fair value of the interest rate collar agreement as of February 3, 1996 was an unfavorable $633,000, based upon dealer valuations as estimates of the amount the Company would pay to terminate the specific agreements. Under the interest rate swaps and collar agreement, the Company agrees with other parties to exchange, at specified intervals, the difference between the hedge-rate and the Eurodollar index rate interest amounts calculated based upon the agreed notional principal amount. Amounts due to or from the counter parties to these interest rate hedge agreements are reflected in interest expense in the periods in which they accrue.

     Accounts Receivable Securitization- In December 1995, the Company entered into an agreement to create a five-year revolving accounts receivable securitization facility (the "Receivables Facility") under which up to $115.0 million of funding may be obtained based upon the sale, without recourse, of the accounts receivable of the Company. The principal benefit of the Receivables Facility is a reduction in the Company's cost of funding related to its long-term debt. Proceeds from the transfer of receivables to a trust (the "Trust") were used to repay long-term debt. During the term of the Receivables Facility, cash generated by the collection of accounts receivable will be used to purchase substantially all accounts receivable from the Company on an on-going basis or make payments to investors of the Trust.

     As of February 3, 1996, the Company had sold $127.1 million of outstanding trade accounts receivable to Nine West Funding Corporation ("Nine West Funding"). Consequently, Nine West Funding transferred all trade receivables to the Trust and has received $61.6 million from investors who maintain an interest in all of the assets of the Trust. Nine West Funding maintained a subordinated interest in the remaining assets of the Trust of $65.5 million, which are included in accounts receivable on the Company's balance sheet. The Company can terminate the Receivables Facility at any time, and upon such termination, will discontinue selling accounts receivable to Nine West Funding. All expenses incurred by the Company with respect to the Receivables Facility are directly charged to income during the period in which they are incurred. The effective interest rate incurred by the Company on amounts transferred by Nine West Funding to the Trust under the Receivables Facility was 6.19% as of February 3, 1996.

     The Company is exposed to credit-related losses in the event of nonperformance by counter parties to financial instruments, but it does not expect any counter parties to fail as all counter parties have investment grade ratings.

10.  Income Taxes

     The components of income before income taxes are as follows (in thousands):

                                         Fiscal 1995    Year Ended December 31
                                         -----------    ----------------------
                                                            1994          1993
                                                            ----          ----
     Domestic operations................     $27,236    $106,809       $79,453
     Foreign operations.................       6,398           -             -
                                             -------    --------       -------
          Total.........................     $33,634    $106,809       $79,453
                                             =======    ========       =======

     Income tax expense (benefit) consists of the following (in thousands):


                                                        Year Ended December 31
                                                        ----------------------
                                         Fiscal 1995        1994          1993
                                         -----------        ----          ----
Current provision:
     Federal............................     $31,663     $34,483       $23,665
     State and local....................       6,848       8,221         6,944
     Foreign............................         156           -             -
                                             -------     -------       -------
          Total.........................      38,667      42,704        30,609
                                             -------     -------       -------
Deferred provision:
     Federal............................     (19,937)        (28)         (384)
     State and local....................      (4,348)        243           (17)
     Foreign............................         276           -             -
                                             -------     -------       -------
          Total.........................     (24,009)        215          (401)
                                             -------     -------       -------
               Total provision..........     $14,658     $42,919       $30,208
                                             =======     =======       =======

     The differences between income tax expense shown in the consolidated statements of income and the computed income tax expense based on the federal statutory corporate tax rate are (in thousands):

                                                       Year Ended December 31
                                                        ----------------------
                                         Fiscal 1995        1994          1993
                                         -----------        ----          ----

Computed income taxes based on federal
 statutory corporate tax rate of 35%....     $11,772     $37,383       $27,809
Deduct federal tax effect of S
 Corporation status.....................           -           -        (2,179)
State and local income taxes, net of
 federal benefit........................       1,542       5,568         4,670
Earnings in jurisdictions taxed at rates
 different from U.S. statutory rate.....      (1,807)          -             -
Foreign dividends.......................       1,666           -             -
Other...................................       1,485         (32)          (92)
                                             -------     -------       -------
  Total income tax expense..............     $14,658     $42,919       $30,208
                                             =======     =======       =======

     Appropriate U.S. and foreign taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the Parent company. The cumulative amount of unremitted earnings from Foreign subsidiaries that are expected to be indefinitely reinvested is approximately $840,000 on February 3, 1996. The taxes that would be paid upon the remittance of these indefinitely reinvested earnings are approximately $294,000 based on current tax laws.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset are (in thousands):
                                                    February 3     December 31
                                                          1996            1994
Deferred tax assets:                                      ----            ----
  Inventory allowances and capitalization..........    $ 6,948         $ 1,813
  Returns and allowances...........................      9,460           3,738
  Allowance for bad debts..........................      1,741             973
  Business restructuring and integration reserves..     17,402               -
  Deferred rent....................................      2,762           1,474
  Pension..........................................      3,923             615
  Accrued postretirement and post employment.......     11,563               -
  Fixed assets.....................................      3,901             739
  Other accruals not currently deductible..........     13,518           2,325
                                                       -------         -------
    Total deferred tax assets......................    $71,218         $11,677
                                                       =======         =======
Deferred tax liabilities:
  Intangible assets................................    $ 3,472         $     -
                                                       -------         -------
    Total deferred tax liabilities.................    $ 3,472         $     -
                                                       =======         =======

     In connection with the Offering, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this change through February 8, 1993, increased net income by $11.5 million for 1993.

     Prior to February 8, 1993, the Company was an S Corporation for income tax purposes. All of an S Corporation's items of income, loss, distribution and credits are passed through to, and taken into account by, the corporation's stockholders in computing their personal taxable income. Accordingly, no provision for federal and state income taxes for the Company has been made in the historical consolidated financial statements for the periods during which it was an S Corporation, except in certain state jurisdictions where S Corporations are not recognized.

11.  Long-Term Debt

     Long-term debt includes (in thousands):
                                                    February 3     December 31
                                                          1996            1994
                                                          ----            ----
1994 credit agreement, repaid in May 1995..........   $      -          $2,400
Revolving credit facility..........................      2,000               -
Six and one-half year, quarterly amortizing
 term loan.........................................    400,000               -
Non-amortizing term loan (matures at Credit
 Agreement maturity date)..........................     89,000               -
                                                      --------          ------
                                                       491,000           2,400
Less portion payable within one year...............     20,000               -
                                                      --------          ------
   Total long-term debt............................   $471,000          $2,400
                                                      ========          ======
     On May 23, 1995, the Company entered into a $700.0 million credit agreement (the "Credit Agreement"), pursuant to which the Company borrowed an aggregate of $550.0 million in term loans to finance the acquisition of the Footwear Group. The initial term loans consisted of: (1) a $400.0 million, six and one-half year, quarterly amortizing term loan; and (2) a $150.0 million, non-amortizing term loan which matures on November 1, 2001 (the "Maturity Date").

     In addition to the term loans, the Company may borrow up to $150.0 million on a revolving basis and through letters of credit. Letters of credit outstanding may not exceed $70.0 million at any one time. Amounts outstanding under the Credit Agreement are secured by substantially all of the assets of the Company, excluding receivables related to the Receivables Facility. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank's base rate or the Eurodollar index rate. The weighted average interest rate on borrowings outstanding as of February 3, 1996 was approximately 7.05%. Borrowings under the Credit Agreement would become unsecured should the Company achieve an "investment grade" rating on its long term indebtedness. The Company's prior credit agreement was terminated as a result of entering into the Credit Agreement.

     On December 28, 1995, the Credit Agreement was amended to: (1) provide for the Receivables Facility; and (2) increase the sublimit for letters of credit from $60.0 million to $70.0 million. Proceeds from the Receivables Facility of $61.6 million were used to permanently pay-down a portion of the non-amortizing term loan. See "Financial Instruments."

     The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Agreement, the Company is required to comply with financial covenants relative to net worth and capital expenditures, and ratios of interest coverage, fixed charge coverage and leverage. As of February 3, 1996, $2.0 million of borrowings and $37.0 million of letters of credit were outstanding on a revolving basis and $111.0 million was available for future borrowing.

     The Credit Agreement may be prepaid or retired by the Company without penalty prior to the Maturity Date. Loans under the Credit Agreement are subject to mandatory prepayments under certain conditions. The following table summarizes the aggregate payments (in thousands) required on long-term debt during the next five years:

                          Fiscal Year      Payments
                          -----------      --------
                             1996           $20,000
                             1997            43,000
                             1998            80,000
                             1999            90,000
                             2000            90,000

     The carrying value of the Company's long-term debt approximates its fair value, which was estimated based upon the current rates offered to the Company for debt with similar terms and remaining maturities.

12.  Lease Commitments

     The Company leases office, factory and retail store space, and equipment under operating leases expiring at various dates through 2010 with renewal options for additional periods. Certain leases include clauses that provide for both contingent payments based on sales volume and escalation clauses for increases in operating costs and real estate taxes.

     Rent expense for operating leases was $59.9 million, $27.3 million and $19.9 million for Fiscal 1995, 1994 and 1993, respectively. Included in rent expense are minimum rent payments of $53.3 million, $24.0 million and $17.4 million for Fiscal 1995, 1994 and 1993, respectively.

     Future minimum operating lease payments and sublease income under noncancelable leases with initial or remaining terms of one year or more at February 3, 1996 consisted of (in thousands):

    Fiscal                             Minimum      Sublease
      Year                            Payments        Income          Net
      ----                            --------        ------          ---
     1996......................       $ 64,481        $  395     $ 64,086
     1997......................         56,714           417       56,297
     1998......................         50,967           290       50,677
     1999......................         47,430            72       47,358
     2000......................         41,881            77       41,804
     2001 and thereafter.......        134,335           366      133,969
                                      --------        ------     --------
      Total minimum lease payments    $395,808        $1,617     $394,191
                                      ========        ======     ========
     From February 4, 1996 to March 1, 1996, the Company entered into several operating lease commitments for additional stores. The additional minimum lease commitments undertaken for these agreements total approximately $599,000, $836,000, $904,000, $919,000 and $927,000 for fiscal years 1996 through 2000, respectively, and aggregate approximately $3.9 million for the years ending subsequent to fiscal 2000.

13.  Employee Benefit Plans

     In connection with the Acquisition, the Company acquired additional benefit plans, making Fiscal 1995 data not comparable to prior years.

     Defined Benefit Plans - The Company maintains four defined benefit pension plans which cover substantially all of its employees. All pension benefits are based on length of service and compensation under a final average formula. The Company's funding policy is to make the minimum annual contributions required by applicable regulations. The plans' assets are primarily invested in common stock and government bonds.

     Net pension cost includes the following components (in thousands):

                                                          Year Ended December 31
                                                Fiscal    ----------------------
                                                  1995        1994        1993
                                                  ----        ----        ----
Service cost.................................  $ 2,590       $ 744      $  822
Interest cost on projected benefit
 obligation..................................    2,918         355         365
Actual return on plan assets.................   (7,058)         25        (136)
Amortization of transition assets............      (19)        (17)        (18)
Other net amortization and deferral..........    3,512        (262)        (24)
                                               -------       -----      ------
 Pension cost................................   $1,943       $ 845      $1,009
                                               =======       =====      ======

     The assumptions used to develop net pension expense were:

                                                          Year Ended December 31
                                                Fiscal    ----------------------
                                                  1995        1994        1993
                                                  ----        ----        ----
Discount rate................................    7.25%        8.5%       7.25%
Rate of increase in compensation levels......    4.5          5.5        5.5
Expected long-term rate of return on assets..    9.0          8.1        9.0


    The plan's funded status and the related accrued pension costs (in thousands) were:

                                                 February 3     December 31
                                                       1996            1994
                                                       ----            ----
Accumulated benefit obligations:
  Vested..................................         $(45,427)        $(1,933)
  Nonvested...............................           (1,496)           (467)
                                                   --------         -------
    Accumulated plan benefits.............         $(46,923)        $(2,400)
                                                   ========         =======
Projected benefit obligation..............         $(56,447)        $(4,413)
Plan assets at fair value (principally
   marketable securities).................           60,294           3,304
                                                   --------         -------
Projected benefit obligation in (excess)
   deficiency of plan assets..............            3,847          (1,109)
Unrecognized net gain.....................           (6,121)           (452)
Unrecognized prior service cost...........             (584)           (664)
Unrecognized net transition asset.........             (216)           (235)
                                                   --------         -------
    Accrued pension cost..................         $ (3,074)        $(2,460)
                                                   ========         =======
     On January 1, 1995, the Company adopted a Supplemental Executive Retirement Plan ("SERP") in which certain key employees and officers are eligible to participate. In connection with the Acquisition, the Company acquired an additional SERP in which certain Footwear Group employees participate. The SERPs provide supplemental pension benefits that are not available under the defined benefit pension plan. Benefits paid under the SERPs are based on length of service and compensation, under a final average formula, without regard to the limitations of the Internal Revenue Code (the "Code"), and will be reduced by the full amount of benefits payable under the pension plan. The SERPs are unfunded and benefits will be paid from the general assets of the Company. During 1995, the Company recorded a net curtailment loss of $913,000 in connection with the decision to curtail the SERPs. The net periodic cost for these SERP plans was $1.2 million during Fiscal 1995. The Company's SERP liability as of February 3, 1996 was $5.1 million.

     Defined Contribution Plans - The Company also maintains two Profit-Sharing 401(k) Plans (the "Savings Plans") which cover substantially all its full-time employees. Under the first Savings Plan, subject to applicable limits imposed on tax qualified plans, participants may elect pretax contributions up to a limit of 11% of their compensation for the year. The Company makes matching contributions to the first Savings Plan equal to 50% of the participant's contributions up to 6% (limited to 5% for certain highly compensated participants after 1994) of their compensation. At its discretion, the Company may contribute additional amounts to the Savings Plans out of its current or accumulated net profits. The second Savings Plan, which covers the former Footwear Group employees, allows each participant to contribute up to 15% of his or her compensation for the year. The Company matches this contribution by 100% of the participant's contributions up to 3% of compensation. The cost of these plans to the Company was $640,000, $510,000 and $510,000 for Fiscal 1995, 1994
and 1993, respectively.

     During 1994, the Company adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan"). The purposes of the Deferred Compensation Plan are to provide certain eligible employees of the Company the opportunity to: (1) defer elements of their compensation (including any investment income thereon) which might not otherwise be deferrable under the Savings Plans; and
(2) receive the benefit of additions to their deferral comparable to those obtainable under the Savings Plans in the absence of certain restrictions and limitations in the Code. The Deferred Compensation Plan is unfunded and benefits will be paid from the general assets of the Company. The Company's liability under the Deferred Compensation Plan as of February 3, 1996 and December 31, 1994 was $2.1 million and $106,000, respectively.

     Health Benefit Plans - In connection with the Acquisition, the Company acquired postretirement benefit plans that partially subsidize health care costs and provide life insurance for certain eligible retirees of the Footwear Group. Net periodic cost of these benefits includes the following components (in thousands):
                                                         Fiscal
                                                           1995
                                                           ----
              Service cost......................           $ 56
              Interest cost.....................            536
                                                           ----
              Net periodic cost.................           $592
                                                           ====
The accumulated postretirement benefit obligation was as follows (in thousands):

                                                     February 3
                                                           1996
                                                           ----
              Retirees..........................        $ 6,005
              Fully eligible active employees...            145
              Other active employees............            611
              Unamortized gain..................          4,353
                                                        -------
                Accumulated postretirement
                 benefit obligation.............        $11,114
                                                        =======
     For Fiscal 1995, a 13% and 10% increase in the cost of covered health care benefits was assumed in the pre and post age 65 categories, respectively. This rate was assumed to decrease gradually to 5.5% by 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $750,000 as of February 3, 1996 and the net periodic cost by $48,000 for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at February 3, 1996. The Company funds these benefits as claims are incurred.

     Post Employment Plans - The Company provides post employment benefits for eligible employees of the acquired Footwear Group. These programs give severance, health, placement and certain other benefits to the former Footwear Group employees based on length of service and final compensation. The Company's post employment liability was $18.0 million at February 3, 1996.

14.  Stock Option Plans

     In 1994, the Company adopted the Nine West Group Inc. 1994 Long-Term Performance Plan (the "Performance Plan"). The Performance Plan provides for the grant of stock options and other stock-based awards to key employees of the Company and other persons performing significant services for the Company. The total number of shares of Common Stock originally authorized for issuance under the Performance Plan is 3,000,000 shares. In Fiscal 1995, the Company amended the Performance Plan to increase the total number of shares of Common Stock authorized for issuance to 6,500,000 shares, subject to stockholder approval at the Company's 1996 annual meeting of stockholders. No person may receive grants under the Performance Plan which could result in such person receiving more than 500,000 shares of Common Stock over the ten-year life of the Performance Plan (subject to adjustment). Options may be granted either as incentive stock options, which permit the deferral of taxable income related to their exercise, as non-qualified stock options, or as stock appreciation rights ("SARs"). The term of each option or SARs may not exceed ten years from the date of grant. In addition, the per share option price may not be less than the market value of a share of Common Stock on the date of grant and is payable to the Company in full upon exercise. The number of shares available for issuance under the Performance Plan and the number of shares issuable pursuant to exercise of the outstanding stock options and SARs is subject to adjustment upon certain changes in the Company's capitalization.

     The Company's Stock Option Plan (the "Stock Option Plan") provides that stock options may be granted through the year 2003 to management, other employees and other persons performing significant services for the Company. In 1993 and 1994, the Company amended its Stock Option Plan to: (1) increase the number of shares available for issuance pursuant to the exercise of stock options from 2,750,000 to 3,000,000; and (2) provide that no more than 500,000 shares of Common Stock shall be issuable to any person over the term of the plan. Options may be granted either as incentive stock options or as non-qualified stock options. The term of each option may not exceed ten years from the date of grant. In addition, the per share option price may not be less than the market value of a share of Common Stock on the date of grant and is payable to the Company in full upon exercise. The number of shares available for issuance under the Stock Option Plan and the number of shares issuable pursuant to exercise of the outstanding stock options is subject to adjustment upon certain changes in the Company's capitalization.

     In 1993, the Company adopted the Nine West Group Inc. Directors' Stock Option Plan (the "Directors' Plan") which provides that stock options will be granted through the year 2003 to "Eligible Directors" (generally, non-employee directors). All options granted under the Directors' Plan are granted as of the first business day after the annual stockholders meeting, except in 1993 when options were granted on May 13, 1993.

     In Fiscal 1995, the Company amended its Directors' Plan to: (1) increase the annual, automatic grants of options to directors who are not also employees of the Company from 2,000 shares to 5,000 shares of Common Stock; and (2) increase the total number of shares of Common Stock issuable pursuant to the Directors' Plan from 60,000 to 172,000. There are three directors eligible to receive awards pursuant to the Directors' Plan.


     Activity in the Company's stock option plans was (shares in thousands):

                                               Shares   Exercise Prices
                                               ------   ---------------
   Outstanding at December 31, 1993.......     2,923    $17.50 to 28.81
Granted...................................       193    25.875 to 31.50
Exercised.................................      (222)    17.50 to 25.31
Forfeited.................................       (93)    17.50 to 25.31
                                               -----
   Outstanding at December 31, 1994.......     2,801     17.50 to 31.50
                                               =====
Granted...................................     1,495     27.56 to 36.75
Exercised.................................      (463)    17.50 to 31.50
Forfeited.................................       (45)   17.50 to 27.875
                                               -----
   Outstanding at February 3, 1996........     3,788     17.50 to 36.75
                                               =====
Shares exercisable at February 3, 1996....       132    $17.50 to 28.81
                                               =====

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning in fiscal 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect, using the fair value method on net income and earnings per share upon adoption of SFAS No. 123.

15.  Stockholders' Equity

     The Company has 25,000,000 shares of preferred stock, par value $0.01 per share, authorized. None of the preferred stock has been issued.

     In connection with the acquisition of the Footwear Group on May 23, 1995, the Company issued warrants, exercisable for a period of eight and one-half years, to purchase 3.7 million shares of Company common stock at an exercise price of $35.50 per share, subject to adjustment based upon certain changes in the Company's capitalization.

     Dividends of $10.3 million were declared and paid to the stockholders effective January 11, 1993 in connection with the distribution of S Corporation earnings. Also, $87.2 million of Offering proceeds were distributed to the stockholders on February 9, 1993, when the Company sold 9,200,000 shares at a price of $17.50 per share. The proceeds from the Offering were $147.6 million, net of expenses of $2.5 million and underwriting discount of $10.9 million.

     On December 31, 1992, prior to the consummation of the merger of Jervin with and into the Company, Nine West Group Inc. had 22,500,000 shares of $0.01 par value common stock authorized, issued and outstanding. In addition, on December 31, 1992, Jervin had 1,000 shares of no par value common stock authorized, of which 100 shares were issued and outstanding.

16.   Related Party Transactions

     The Company's principal executive offices, located in Stamford, Connecticut, are leased from a partnership in which the Company's principal stockholders have a 15.5% limited partnership interest. The lease was renegotiated and extended at current market rates during 1993 and expires on December 31, 2002. Rent expense, related to the Company's principle executive offices, for Fiscal 1995, 1994 and 1993 was $1.8 million, $1.6 million and $1.4 million, respectively.

     The proceeds from the sale of insurance policies during 1993 of $4.1 million includes $1.6 million for selected life insurance contracts purchased by the principal stockholders.

17.  Commitments and Contingencies

     Employment Agreements
         The Company has entered into employment agreements with certain key executives for periods ranging from eighteen months to five years. Such agreements provide for payments and certain allowances of $15.1 million, $12.5 million, $8.7 million, $3.5 million and $2.0 million for fiscal years 1996 through 2000, respectively.

     Other Legal Actions
         The Company has been named as a defendant in several legal actions, including actions brought by certain terminated employees, arising from its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on its financial position, results of operations or liquidity.

18.  Advertising Expense

     The Company incurred advertising expense of $33.1 million, $9.3 million and $9.2 million for Fiscal 1995, 1994 and 1993, respectively. The Company records national advertising campaign costs as an expense when the advertising takes place and cooperative advertising costs as incurred.

19.   Significant Customers and Concentration of Credit Risk

     No single customer accounted for more than 10% of net revenues during Fiscal 1995. The Company had a significant customer which accounted for approximately 10% and 12% of net revenues for 1994 and 1993, respectively. Like many of its competitors, the Company sells to major retailers. The Company believes that its broad customer base will reduce the impact that any financial difficulties of such retailers might have on the Company's operations.

20.   Quarterly Financial Data (Unaudited)

     The following data for the quarterly periods of 1995 and 1994 are not comparable, as the 1995 data reflects: (1) the change in the Company's fiscal year end; (2) the Acquisition of the Footwear Group on May 23, 1995 (see "Basis of Presentation and Description of Business" and "Acquisitions"), and (3) the Restructuring Charge (see "Business Integration and Restructuring Charges"). During Fiscal 1995, the Company changed its fiscal year end, resulting in 1995 quarters which do not directly correspond to the historical 1994 periods presented. First, second and third quarter amounts for Fiscal 1995 reflect results for the thirteen week periods ended April 29, July 29 and October 28, 1995, respectively. Fourth quarter amounts for Fiscal 1995 reflect results for the fourteen week period ended February 3, 1996. Quarterly amounts for 1994 reflect historical results of calendar quarterly periods.

     Summarized quarterly financial data for Fiscal 1995 and 1994 (in thousands, except per share data) appears below:

                                                                                       Earnings (Loss)
                                Net Revenues        Gross Profit     Net Income (Loss)   Per Share*
                           --------------------  ------------------  ----------------  ---------------
                                 1995      1994      1995      1994     1995     1994    1995   1994
                                 ----      ----      ----      ----     ----     ----    ----   ----
First quarter........      $  170,531  $150,701  $ 78,319  $ 61,053  $14,050  $11,269   $0.40  $0.33
Second quarter.......         345,742   152,798   114,923    66,275    3,024   13,702    0.09   0.40
Third quarter........         391,211   179,625   159,716    79,779   20,798   21,640    0.57   0.63
Fourth quarter.......         347,668   169,104   146,214    80,434  (18,896)  17,279   (0.52)  0.50
                           ----------  --------  --------  --------  -------  -------   -----  -----
  Total year.........      $1,255,152  $652,228  $499,172  $287,541  $18,976  $63,890   $0.53  $1.85
                           ==========  ========  ========  ========  =======  =======   =====  =====
Transition Period....      $   42,539         -  $ 17,957         -  $   941        -   $0.03      -

*The total of quarterly earnings per share for Fiscal 1995 and 1994 do not equal the annual amount as earnings per share is calculated independently for each quarter.
     The 1995 first quarter amounts do not agree to the amounts reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 due to the Company's change in fiscal year end. The change from a calendar March 31, 1995 quarter to a thirteen-week quarter ended April 29, 1995 resulted in: (1) a decrease in net revenues of $54,000; (2) an increase in gross profit of $3.3 million; (3) an increase in net income of $937,000; and (4) an increase in earnings per share of $0.02.

     The Company incurred business restructuring and integration expenses of $51.9 million during the fourth quarter of Fiscal 1995 and charges to cost of goods sold during the second, third and fourth quarters ($24.0 million, $10.5 million and $344,000, respectively) of Fiscal 1995, attributable to the fair value of inventory over FIFO cost, as required by purchase price accounting. Excluding these business restructuring and integration expenses, and purchase accounting adjustments, net income and earning per share would have been $17.0 million or $0.49 per share, $27.3 million or $0.75 per share, $13.3 million or $0.37 per share, and $71.6 million or $2.01 per share for second quarter, third quarter, fourth quarter and year of Fiscal 1995, respectively.



                              PART III


     Pursuant to General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with the Company's 1996 Annual Meeting of Stockholders (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934) except for the information regarding the executive officers of the Company, which is included in Part I of this Annual Report on Form 10-K under "Item 1 - Business."



                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.    Financial Statements:

         The following financial statements of Nine West Group Inc. are included in Item 8 of this report:

         Independent Auditors' Report

         Consolidated Statements of Income - Fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and the years ended December 31, 1994 and 1993

         Consolidated Balance Sheets - February 3, 1996 and December 31, 1994

         Consolidated Statements of Cash Flows - Fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and the years ended December 31, 1994 and 1993

         Consolidated Statements of Stockholders' Equity - Fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and the years ended December 31, 1994 and 1993

         Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)

2.    Financial Statement Schedules:

         Schedule II -  Valuation and qualifying accounts for the fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and the years ended December 31, 1994 and 1993

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are inapplicable, and therefore have been omitted.

(b)    Reports on Form 8-K:

         On March 15, 1996, the Registrant filed Amendment No. 2 on Form 8-K/A to the Company's Current Report on Form 8-K dated May 23, 1995, for the purpose of including certain historical interim financial statements and amending the pro forma financial information required pursuant to Items 7 (a) and (b) of Form 8-K.

(c)    Exhibits:

         See Index to Exhibits

                              INDEX TO EXHIBITS

Exhibit
Number    Exhibit
- -------   -------
2.1 Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of March 15, 1995, by and among the Registrant, Footwear Acquisition
         Corp. and The United States Shoe Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 15, 1995)

2.1.1 Amendment No. 1 to Asset Purchase Agreement, dated May 23, 1995 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K dated May 23, 1995)

2.2 Form of Warrant Agreement (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated March 15, 1995)

3.1 Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Registration Statement of the Registrant on Form S-1 (Registration No. 33-47556) filed on April 29, 1992 (the "First Registration Statement"))

3.2 Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 23, 1995)

4.1 Specimen stock certificate for shares of Common Stock, $.01 par value, of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the First Registration Statement)

10.1 Registration Rights Agreement (the "Registration Rights Agreement") by and among the Registrant, Jerome Fisher, Vincent Camuto, and J. Wayne Weaver (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the First Registration Statement)

10.1.1 Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.1.1 to Amendment No. 6 to the First Registration Statement)

10.1.2 Amendment No. 2 to Registration Rights Agreement (incorporated by reference to Exhibit 10.1.2 to Amendment No. 2 to the Registration Statement of the Registrant on Form S-1 (Registration No. 33-65584) as filed on July 28, 1993 (the "Second Registration Statement"))

10.1.3 Amendment No. 3 to Registration Rights Agreement (incorporated by reference to Exhibit 4 to Amendment No. 2 to Schedule 13D filed by Jerome Fisher, Anne Fisher, Vincent Camuto and J. Wayne Weaver on January 4, 1994 ("Amendment No. 2 to Schedule 13D"))

10.1.4 Amendment No. 4 to Registration Rights Agreement by and among the Registrant, Jerome Fisher, Vincent Camuto and J. Wayne Weaver (incorporated by reference to exhibit 10.1.4 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994)
10.2 Piggyback Registration Rights Agreement (the "Piggyback Registration Rights Agreement") between the Registrant and Marc Fisher (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the First Registration Statement)

10.2.1 Amendment No. 1 to Piggyback Registration Rights Agreement (incorporated by reference to Exhibit 10.2.1 to Amendment No. 6 to the First Registration Statement)

10.3 Agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the First Registration Statement)**

10.3.1 Amendment No. 1 to agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.3.1 to Amendment No. 6 to the First Registration Statement)**

10.3.2 Amendment No. 2 to agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 2 to Schedule
         13D)**

10.4 Shareholders Agreement by and among the Registrant, Vincent Camuto and Jerome Fisher (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the First Registration Statement)**

10.4.1 Amendment No. 1 to Shareholders Agreement (incorporated by reference to Exhibit 10.4.1 to Amendment No. 6 to the First Registration Statement)**

10.4.2 Amendment No. 2 to Shareholders Agreement (incorporated by reference to Exhibit 3 to Amendment No. 2 to Schedule 13D)**

10.5 Buying Agency Agreement between the Registrant and Bentley Services Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"))***

10.6 Summary Description of Incentive Bonus Program of the Registrant (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the First Registration Statement)**

10.7 Summary Description of Life Insurance and Medical Reimbursement Plan for Certain Officers of the Registrant (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the First Registration Statement)**

10.8 Employment Agreement (the "Fisher Employment Agreement") between Jerome Fisher and the Registrant (incorporated by reference to Exhibit
         10.8 to Amendment No. 2 to the First Registration Statement)**

10.8.1 Amendment No. 1 to the Fisher Employment Agreement (incorporated by reference to Exhibit 10.8.1 to Amendment No. 6 to the First Registration Statement)**
10.9 Employment Agreement (the "Camuto Employment Agreement") between Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the First Registration Statement)**

10.9.1 Amendment No. 1 to the Camuto Employment Agreement (incorporated by reference to Exhibit 10.9.1 to Amendment No. 6 to the First Registration Statement)**

10.10 Employment Agreement, dated October 1, 1991, between Richard White and the Registrant, as amended (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the First Registration Statement)**

10.11 Trust Agreement between Fisher Camuto Corporation (the predecessor to the Registrant) and Landmark Trust Company For Richard L. White (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the First Registration Statement)**

10.12 1991 Deferred Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the First Registration Statement)**

10.13 Form of S Corporation Termination Agreement among the Registrant, Jerome Fisher, Vincent Camuto, J. Wayne Weaver, Marc Fisher, Robert V. Camuto, Andrea M. Camuto and John V. Camuto (incorporated by reference to Exhibit 10.13 to Amendment No. 7 to the First Registration Statement)

10.14 Second Amended and Restated Stock Option Plan of the Registrant (effective as of March 8, 1994) (incorporated by reference to Exhibit
         10.14 to the 1993 10-K)**

10.15 Summary of Supplemental Executive Retirement Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"))**

*10.15.1  Amendment and Restatement of The United States Shoe Corporation
         Supplemental Executive Salaried Employee Benefit Plan**

10.16 Deferred Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.16 to the 1994 10-K)**

10.17 1993 Directors' Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Second Registration Statement)**

10.18     1994 Long-Term Performance Plan (incorporated by reference to Exhibit
         10.20 to the 1993 10-K)**

10.19 Credit Agreement (the "Credit Agreement"), dated as of May 23, 1995, among the Registrant, Citibank, N.A. and Merrill Lynch Capital Corporation, as Agents (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the quarterly period ended July 29,
         1995)

*10.19.1  Amendment No. 1 to the Credit Agreement

10.20 Employment Agreement, dated April 6, 1995, between Noel E. Hord and the Registrant (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the quarterly period ended July 29,
         1995)**

10.21 Early Retirement Agreement, dated May 1, 1995, between Richard L. White and the Registrant (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995)**

*10.23    Receivables Purchase Agreement, dated as of December 28, 1995, between
         Nine West Funding Corporation and the Registrant

*10.24    Nine West Trade Receivables Master Trust Pooling and Servicing
         Agreement (the "Pooling Agreement"), dated as of December 28, 1995, among Nine West Funding Corporation, The Bank of New York and the Registrant

*10.25    Series 1995-1 Supplement to Pooling Agreement, dated as of December
         28, 1995, among Nine West Funding Corporation, The Bank of New York and the Registrant

*10.26    Class A Certificate Purchase Agreement, dated as of December 28, 1995, among Nine West Funding Corporation, Corporate Receivables
         Corporation, the Liquidity Providers Named Therein, Citicorp North America, Inc., and The Bank of New York

*10.27    Class B Certificate Purchase Agreement, dated as of December 28, 1995, among Nine West Funding Corporation, the Purchasers Named Therein, Citicorp North America, Inc., and The Bank of New York

*11       Computation of earnings per share

*21       Subsidiaries of the Registrant

*23       Consent of Deloitte & Touche, LLP

24        Power of Attorney (contained herein on signature page)


*Filed herewith

**Management contract or compensation plan arrangement

***Confidential treatment has been granted for marked portions of this exhibit


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 1996.

                                       Nine West Group Inc.
                                           (Registrant)

                               By:      /s/ Robert C. Galvin
                                   -------------------------------
                                            Robert C. Galvin
                                   Executive Vice President, Chief
                                   Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                           Capacity                     Date
          ----                           --------                     ----
/s/ Jerome Fisher*                Chairman of the Board       September 23, 1996
- ----------------------
    Jerome Fisher

/s/ Vincent Camuto*              Chief Executive Officer      September 23, 1996
- ----------------------        (Principal Executive Officer)
    Vincent Camuto

/s/ Robert C. Galvin            Executive Vice President,     September 23, 1996
- ----------------------         Chief Financial Officer and
    Robert C. Galvin          Treasurer (Principal Financial
                             Officer and Principal Accounting
                                         Officer)

/s/ Jerome Fisher*                       Director             September 23, 1996
- ----------------------
    Jerome Fisher

/s/ Vincent Camuto*                      Director             September 23, 1996
- ----------------------
    Vincent Camuto

/s/ C. Gerald Goldsmith*                 Director             September 23, 1996
- ------------------------
    C. Gerald Goldsmith

/s/ Henry W. Pascarella*                 Director             September 23, 1996
- ------------------------
    Henry W. Pascarella

/s/ Salvatore M. Salibello*              Director             September 23, 1996
- ---------------------------
    Salvatore M. Salibello


*By:  /s/ Jeffrey K. Howald                                   September 23, 1996
- ---------------------------
    Jeffrey K. Howald
    Attorney-In-Fact


                                                                                 SCHEDULE II

                            NINE WEST GROUP INC. AND SUBSIDIARIES
                              Valuation and Qualifying Accounts
              For the years ended February 3, 1996, December 31, 1994 and 1993
                                       (in thousands)
                                    Balance at            Charged to                 Balance
                                     Beginning    Balance  Costs and                  at End
     Description                     of Period   Acquired   Expenses   Deductions  of Period
     -----------                     ---------   --------   --------   ----------  ---------

Year ended February 3, 1996:
  Allowance for doubtful accounts....  $ 1,285    $ 6,725    $ 1,959    $ 736 (A)    $ 9,233
  Reserve for returns and allowances.   12,178      7,538     13,803        -         33,519
                                       -------    -------    -------    -----        -------
                                       $13,463    $14,263    $15,762    $ 736        $42,752
                                       =======    =======    =======    =====        =======

Transition Period from Jan 1
 to Jan 28, 1995:
  Allowance for doubtful accounts....  $   811    $     -    $    91    $(383)(A)    $ 1,285
  Reserve for returns and allowances.   13,091          -       (913)       -         12,178
                                       -------    -------    -------    -----        -------
                                       $13,902    $     -    $  (822)   $(383)       $13,463
                                       =======    =======    =======    =====        =======

Year ended December 31, 1994:
  Allowance for doubtful accounts....  $   806    $     -    $  (360)   $(365)(A)    $   811
  Reserve for returns and allowances.   10,246          -      2,845        -         13,091
                                       -------    -------    -------    -----        -------
                                       $11,052    $     -    $ 2,485    $(365)       $13,902
                                       =======    =======    =======    =====        =======

Year ended December 31, 1993:
  Allowance for doubtful accounts....  $   469    $     -    $   782    $ 445 (A)    $   806
  Reserve for returns and allowances.    7,709          -      2,537        -         10,246
                                       -------    -------    -------    -----        -------
                                       $ 8,178    $     -    $ 3,319    $ 445        $11,052
                                       =======    =======    =======    =====        =======

(A) Represents accounts written off, net of recoveries.
