Form 10-Q
period 1996-11-02
NINE WEST GROUP INC /DE
filed 1996-12-17
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the thirteen weeks ended November 2, 1996
                         Commission File No. 1-11161

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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on December 4, 1996: 35,787,235.







                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income - Thirteen and
          thirty-nine weeks ended November 2, 1996 and October 28, 1995      3

          Condensed Consolidated Balance Sheets - November 2, 1996 and
          February 3, 1996                                                   4

          Condensed Consolidated Statements of Cash Flows - Thirty-nine
          weeks ended November 2, 1996 and October 28, 1995                  5

          Notes to Condensed Consolidated Financial Statements               6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10


                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  19

Item 6   Exhibits and Reports on Form 8-K                                   19

Signatures                                                                  20

Exhibit Index                                                               21



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                        13 Weeks Ended        39 Weeks Ended
                                      ------------------  ---------------------
                                        Nov. 2   Oct. 28      Nov. 2    Oct. 28
                                          1996      1995        1996       1995
                                         (In thousands except per share data)

Net revenues......................... $442,523  $391,211  $1,218,324   $907,484
Cost of goods sold...................  249,588   220,534     696,977    520,006
Purchase accounting adjustments to
 cost of goods sold..................        -    10,961           -     34,520
                                      --------  --------  ----------   --------
  Gross profit.......................  192,935   159,716     521,347    352,958
Selling, general and
 administrative expenses.............  122,047   111,601     358,704    266,689
Amortization of acquisition goodwill,
 trademarks and trade names..........    2,391     2,294       7,172      3,951
                                      --------  --------  ----------   --------
  Operating income...................   68,497    45,821     155,471     82,318
Interest expense.....................    9,823    10,998      29,671     19,648
Other income - net...................      602       497       1,840      1,249
                                      --------  --------  ----------   --------
  Income before income taxes.........   59,276    35,320     127,640     63,919
Income tax expense...................   23,712    14,522      51,058     26,047
                                      --------  --------  ----------   --------
  Net income......................... $ 35,564  $ 20,798  $   76,582   $ 37,872
                                      ========  ========  ==========   ========
Weighted average common shares and
 common share equivalents:
  Primary............................   36,729    36,534      36,728     35,543
  Fully diluted......................   39,785                38,531
                                      --------  --------  ----------   --------
Primary earnings per common share
 and common share equivalents........ $   0.97  $   0.57  $     2.09   $   1.07
                                      ========  ========  ==========   ========
Fully diluted earnings per common
 share and common share equivalents.. $   0.94            $     2.05
                                      ========            ==========


   The accompanying Notes are an integral part of the Condensed Consolidated
                              Financial Statements.





                       NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    November 2     February 3
                                                          1996           1996
                                                    (Unaudited)
ASSETS                                          (In thousands except share data)
Current Assets:
   Cash...........................................  $   25,727     $   20,782
   Accounts receivable - net......................      84,308         78,867
   Inventories - net..............................     459,182        396,676
   Deferred income taxes..........................      34,857         46,088
   Assets held for sale...........................      19,242         31,118
   Prepaid expenses and other current assets......      18,518         18,249
                                                    ----------     ----------
      Total current assets........................     641,834        591,780
Property and equipment - net......................     126,668        136,719
Deferred income taxes.............................      18,542         21,658
Goodwill..........................................     224,812        233,149
Trademarks and trade names........................     143,266        146,053
Other assets......................................      29,658         30,733
                                                    ----------     ----------
       Total assets...............................  $1,184,780     $1,160,092
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...............................  $  102,837     $  139,731
   Accrued expenses and other current liabilities.     101,671        134,737
   Current portion of long-term debt..............      30,000         20,000
                                                    ----------     ----------
      Total current liabilities...................     234,508        294,468
Long-term debt....................................     524,076        471,000
Other non-current liabilities.....................      70,679         66,298
                                                    ----------     ----------
      Total liabilities...........................     829,263        831,766
                                                    ----------     ----------
Stockholders' Equity:
 Common stock($0.01 par value, 100,000,000 shares
   authorized; 35,787,235 and 35,240,052 shares
   issued and outstanding, respectively)..........         358            352
 Warrants.........................................           -         57,600
 Additional paid-in capital.......................     139,798        131,595
 Retained earnings................................     215,361        138,779
                                                    ----------     ----------
      Total stockholders' equity..................     355,517        328,326
                                                    ----------     ----------
       Total liabilities and stockholders' equity.  $1,184,780     $1,160,092
                                                    ==========     ==========

The accompanying Notes are an integral part of the Condensed Consolidated
                           Financial Statements.




                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            39 Weeks Ended
                                                        ---------------------
                                                          Nov. 2      Oct. 28
                                                            1996         1995
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................ $  76,582     $ 37,872
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization......................    24,134       17,280
   Provision for losses on accounts receivable........    12,289          460
   Provision for losses on inventory..................       771       (1,524)
   Loss on disposal of property and equipment.........       234          464
   Deferred income taxes..............................    14,347          246
   Changes in assets and liabilities:
      Increase in balance of accounts receivable sold.    25,810            -
      Accounts receivable.............................   (44,347)     (31,966)
      Inventory.......................................   (62,749)      12,112
      Prepaid expenses and other assets...............    (7,832)      (4,502)
      Accounts payable................................   (36,894)      29,919
      Accrued expenses and other liabilities..........   (24,622)       5,633
                                                       ---------     --------
Net cash provided (used) by operating activities......   (22,277)      65,994
                                                       ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................   (27,240)     (28,692)
Proceeds from sale of property and equipment..........    19,612            -
Acquisition of businesses - net of cash acquired......    (6,357)    (583,494)
Acquisition purchase price settlement.................    25,000            -
Net decrease (increase) in other assets...............     2,680       (3,356)
                                                       ---------     --------
Net cash provided (used) by investing activities......    13,695     (615,542)
                                                       ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments)under financing agreements...    97,642       (2,710)
Proceeds from issuance of long term debt..............   181,270      559,810
Repayments of long-term debt..........................  (216,000)           -
Repurchase of warrants................................   (67,500)           -
Net proceeds from issuance of stock...................    18,115        6,962
                                                       ---------     --------
Net cash provided by financing activities.............    13,527      564,062
                                                       ---------     --------
NET INCREASE IN CASH..................................     4,945       14,514
CASH, BEGINNING OF PERIOD.............................    20,782        4,358
                                                       ---------     --------
CASH, END OF PERIOD................................... $  25,727     $ 18,872
                                                       =========     ========

     The accompanying Notes are an integral part of the Condensed Consolidated
                                Financial Statements.





                       NINE WEST GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the 39 weeks ended November 2, 1996 are not necessarily indicative of the results to be expected for the 52 weeks ending February 1, 1997 ("Fiscal 1996").

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business (the "Footwear Group") of The United States Shoe Corporation ("U.S. Shoe"). Financial information for the 39-week period ended November 2, 1996 is not comparable to financial information for the 39-week period ended October 28, 1995, as Footwear Group results are only included in the 1995 period for the 23 weeks from May 23, 1995 through October 28, 1995.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of the Company for the 53 weeks ended February 3, 1996 ("Fiscal 1995"), as amended, and the Quarterly Reports on Form 10-Q of the Company for the periods subsequent thereto.

2.   EARNINGS PER SHARE

     Primary weighted average common shares and common stock equivalents consist of common stock issued and outstanding of 35,739,000 and 35,599,000 shares and primary common stock equivalents of 990,000 and 1,129,000 shares for the 13 and 39 weeks ended November 2, 1996, respectively. For the 13 and 39 weeks ended October 28, 1995, weighted average common shares and common stock equivalents consist of common stock issued and outstanding of 35,059,000 and 34,946,000 shares, respectively, and primary common stock equivalents of 1,475,000 and 597,000 shares, respectively.

     Fully diluted earnings per share reflect an after-tax interest adjustment of $1,713,000 and $2,415,000 for the 13 and 39 weeks ended November 2, 1996 and fully diluted weighted average shares outstanding of 39,785,000 and 38,531,000 for the 13 and 39 weeks ended November 2, 1996, respectively. This adjustment reflects the issuance in June 1996 of $185.7 million principal amount of 5-1/2% convertible subordinated notes due 2003 (the "Notes").


3.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 65% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of November 2, 1996; the remainder was determined by using the weighted average cost method. Inventory is comprised of (in thousands):

     Raw materials................................   $ 29,210
     Work in process..............................      3,874
     Finished goods...............................    426,098
                                                     --------
          Total inventory.........................   $459,182
                                                     ========

4.   CASH FLOWS

     Cash paid for income taxes was $34.2 million and $24.4 million for the 39 weeks ended November 2, 1996 and October 28, 1995, respectively. Cash paid for interest was $24.9 million and $19.5 million for the 39 weeks ended November 2, 1996 and October 28, 1995, respectively.

5.   ACQUISITION

     In connection with the Acquisition and the Company's integration plan, involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million were accrued during the fourth quarter of Fiscal 1995. As of November 2, 1996, approximately $6.4 million ($4.5 million during the 39 weeks ended November 2, 1996) of severance and termination benefits, and $6.4 million ($2.2 million during the 39 weeks ended November 2, 1996) of relocation costs had been paid and charged against these liabilities. As of November 2, 1996 approximately 228 of the 295 position reductions which were contemplated in the severance and termination benefits accrual have been made with the remaining reductions to be substantially completed during the remainder of Fiscal 1996. Any costs incurred in excess of the liability recorded will be included in the determination of net income when such amounts are recognized.

     On June 5, 1996, the Company and U.S. Shoe consummated a settlement (the "Settlement") of a post-closing balance sheet dispute relating to the Acquisition. Pursuant to the Settlement, U.S. Shoe was obligated to pay the Company $25.0 million, which has been recorded as a reduction in goodwill. In addition, the Company and U.S. Shoe agreed that the Company would repurchase, for a price of $67.5 million, the warrants to purchase 3.7 million of its shares of common stock (the "Common Stock") which were issued by the Company to U.S. Shoe in connection with the consummation of the Acquisition (the "Warrants"). The Warrants were exercisable for shares of Common Stock at a price of $35.50 per share. The net payment by the Company to U.S. Shoe of $42.5 million was financed with borrowings under the Company's revolving credit facility.

6.   BUSINESS RESTRUCTURING AND INTEGRATION CHARGES

     During the fourth quarter of Fiscal 1995, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million (the "Restructuring Charge"). The major components of the Restructuring Charge are:
(1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) accruals for lease and other contract terminations of $7.0 million; (4) inventory valuation adjustments of $10.4 million; and (5) other integration and consolidation costs of $12.2 million. Total cash outlays related to this charge are estimated at approximately $22.0 million, of which $15.9 million has been paid through November 2, 1996, including $11.5 million paid during the 39 weeks ended November 2, 1996. The Restructuring Charge balance at November 2, 1996 of $9.9 million is included in accrued expenses and other current liabilities.

     During the 39 weeks ended November 2, 1996, the Company continued its planned business restructuring and integration activities. The following table shows the activity recorded against the major components of the Restructuring Charge accrual through November 2, 1996:

                                                                                          Other
                               Severance                Lease and                   Integration
                                     and     Asset       Contract      Inventory            and
                             Termination    Write-    Termination      Valuation  Consolidation
(in thousands)                  Benefits     Downs          Costs    Adjustments          Costs     Total
                               ---------   -------    -----------    -----------  -------------   -------
1995 Provision..............      $7,650   $14,620         $7,046        $10,423        $12,161   $51,900
1995 Activity...............         836    14,620            235              -          4,253    19,944
                               ---------   -------    -----------    -----------   ------------   -------
February 3, 1996 balance....       6,814         -          6,811         10,423          7,908    31,956
39 weeks ended November 2,
  1996 activity.............       3,342         -          4,474          8,536          5,747    22,099
                               ---------   -------    -----------    -----------   ------------   -------
  November 2, 1996 balance..      $3,472   $     -         $2,337        $ 1,887        $ 2,161   $ 9,857
                               =========   =======    ===========    ===========   ============   =======

     In connection with the restructuring of its international sourcing operations, the Company has substantially completed the liquidation of its sourcing offices located in the Far East and began to source substantially all of its Far East production through its new agency arrangement.

     In connection with the restructuring of its retail operations, the Company has completed (1) the closing of all 84 leased departments operated within Burlington Coat Factory stores; and (2) 31 of 40 planned Banister retail store closings through November 2, 1996. The remaining 9 planned Banister retail store closings are expected to be substantially completed during the remainder of Fiscal 1996.

     Severance and termination benefits relate to approximately 475 employees, of which approximately 422 employees had been terminated by November 2, 1996, with the remaining separations to be substantially completed during the remainder of Fiscal 1996.

7.   FINANCIAL INSTRUMENTS

INTEREST RATE INSTRUMENTS. As of November 2, 1996, the Company had an outstanding interest rate swap in the notional principal amount of $100.0 million, effectively fixing the Eurodollar index rate on that amount of variable rate debt to 5.62%. This interest rate swap matures in 1998. As of November 2, 1996, the Company had outstanding two interest rate collar agreements in the notional principal amount of $100.0 million each. The collar agreements effectively limit the Eurodollar index rate on such amount to a range of 5.25% to 6.25%. The collar agreements mature in 1997 and 1999. The collar agreement which matures in 1999 will convert into an interest rate swap at such time, effectively fixing the Eurodollar index rate to 5.94% until 2000.

8.   LONG TERM DEBT.

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

CREDIT AGREEMENT. In August 1996, the Company's credit agreement was amended and restated (the "Credit Agreement") to: (1) increase the outstanding, quarterly amortizing term loan (the "Term Loan") to $335.0 million; (2) allow the Company to borrow up to $225.0 million on a revolving basis (the "Revolving Loan"); and (3) reduce the interest rates and fees and make certain modifications to the covenants thereunder. Letters of credit outstanding under the Revolving Loan may not exceed $100.0 million at any one time. The Credit Agreement expires on November 1, 2001.

     Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company (excluding receivables related to the Company's accounts receivable securitization facility) and bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate. Borrowings under the Credit Agreement will become unsecured once the Company reaches an "investment grade" rating on its long-term senior indebtedness.

     The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur indebtedness, merge or consolidate and require the Company to enter into interest rate hedge agreements. The Company is also required to comply with financial covenants relative to net worth, leverage and fixed charge coverage.

9.   SALE/LEASEBACK TRANSACTION

     In April 1996, the Company consummated the sale (for $20.3 million) and leaseback of its distribution facility located in West Deptford, New Jersey. The lease has been classified as an operating lease.

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

     All references to "Third Quarter of 1996" and "Third Quarter of 1995" are to the Company's 13-week periods ended November 2, 1996 and October 28, 1995, respectively. Additionally, all references to the "first 39 weeks of 1996" and "first 39 weeks of 1995" are to the Company's 39-week periods ended November 2, 1996 and October 28, 1995, respectively. All references to "Fiscal 1996" and "Fiscal 1997" are to the Company's 52-week periods ended February 1, 1997 and January 31, 1998, respectively.

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business (the "Footwear Group") of The United States Shoe Corporation ("U.S. Shoe"). Financial information for the first 39 weeks of 1996 is not comparable to financial information for the first 39 weeks of 1995, as Footwear Group results are only included in the 1995 period for the 23 weeks from May 23, 1995 through October 28, 1995.

RESULTS OF OPERATIONS

     Net income for the Third Quarter of 1996 was $35.6 million, or $0.94 per share on a fully diluted basis, compared to net income of $27.3 million, or $0.75 per share, for the Third Quarter of 1995. Net income for the first 39 weeks of 1996 was $76.6 million, or $2.05 per share on a fully diluted basis, compared to net income of $58.3 million, or $1.64 per share, for the first 39 weeks of 1995. Results for 1995 exclude the impact of a $34.5 million non-recurring increase in cost of goods sold, $11.0 million of which was charged during the Third Quarter of 1995, attributable to the fair value of inventory over FIFO cost, recorded as a result of the Acquisition (the "Cost of Goods Sold Adjustment"). Including the Cost of Goods Sold Adjustment, net income for the Third Quarter of 1995 and first 39 weeks of 1995 was $20.8 and $37.9 million (or $0.57 and $1.07 per share), respectively.

     The following tables set forth certain items in the Company's condensed consolidated statements of income in millions of dollars and as a percentage of net revenues for the Third Quarter and first 39 weeks of 1996 and 1995. For comparative purposes, results of operations for the Third Quarter of 1995 and first 39 weeks of 1995 exclude the Cost of Goods Sold Adjustment.


                                         13 Weeks Ended           39 Weeks Ended
(IN MILLIONS OF DOLLARS)                Nov. 2  Oct. 28         Nov. 2   Oct. 28
(Unaudited)                               1996     1995           1996      1995
                                        ------   ------         --------  ------
Net revenues..........................  $442.5   $391.2         $1,218.3  $907.5
Cost of goods sold....................   249.6    220.5            697.0   520.0
                                        ------   ------         --------  ------
   Gross profit.......................   192.9    170.7            521.3   387.5
Selling, general and
 administrative expenses..............   122.0    111.6            358.7   266.7
Amortization of acquisition goodwill,
 trademarks and trade names...........     2.4      2.3              7.1     4.0
                                        ------   ------         --------  ------
   Operating income...................    68.5     56.8            155.5   116.8

Interest expense......................     9.8     11.0             29.7    19.6
Other income - net....................      .6       .5              1.8     1.2
                                        ------   ------         --------  ------
   Income before income taxes.........    59.3     46.3            127.6    98.4
Income tax expense....................    23.7     19.0             51.0    40.1
                                        ------   ------         --------  ------
   Net income.........................  $ 35.6   $ 27.3         $   76.6  $ 58.3
                                        ======   ======         ========  ======

                                          13 Weeks Ended          39 Weeks Ended
(AS A PERCENTAGE OF NET REVENUES)        Nov. 2  Oct. 28         Nov. 2  Oct. 28
(Unaudited)                                1996     1995           1996     1995
                                         ------   ------         ------   ------
Net revenues..........................   100.0%   100.0%         100.0%   100.0%
Cost of goods sold....................    56.4     56.4           57.2     57.3
                                         ------   ------         ------   ------
   Gross profit.......................    43.6     43.6           42.8     42.7
Selling, general and
 administrative expenses..............    27.6     28.5           29.4     29.4
Amortization of acquisition goodwill,
 trademarks and trade names...........     0.5      0.6            0.6      0.4
                                         ------   ------         ------   ------
   Operating income...................    15.5     14.5           12.8     12.9

Interest expense......................     2.2      2.8            2.4      2.2
Other income - net....................     0.1      0.1            0.1      0.1
                                         ------   ------         ------   ------
   Income before income taxes.........    13.4     11.8           10.5     10.8
Income tax expense....................     5.4      4.8            4.2      4.4
                                         ------   ------         ------   ------
   Net income.........................     8.0%     7.0%           6.3%     6.4%
                                         ======   ======         ======   ======

THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 COMPARED
TO THIRTEEN WEEKS ENDED OCTOBER 28, 1995

     NET REVENUES. Net revenues were $442.5 million in the Third Quarter of 1996 compared to $391.2 million in the Third Quarter of 1995, an increase of $51.3 million, or 13.1%. Net revenues of the Company's wholesale division increased by $39.0 million, or 17.5% due to increased revenues from virtually all of the Company's footwear brands and the growth and development of the Company's accessories business. Sales through the Company's retail stores increased $12.3 million, or 7.3%. The increase in net revenues of the Company's retail division is attributable primarily to the opening (net of closings) of 145 domestic and 33 international retail stores ($22.0 million), the revenues of which were offset, in part, by a decrease in sales attributable to the closing of 84 leased departments operated within Burlington Coat Factory stores (the "Burlington Leased Departments") and 31 Banister stores ($10.7 million). The Burlington Leased Departments and Banister stores have been closed in connection with the restructuring and integration costs recorded in the fourth quarter of 1995 (the "Restructuring Charge"). The 84 Burlington Leased Departments and 31 Banister stores have been excluded from the 145 domestic openings (net of closings) mentioned above.

      Comparable store sales increased 0.3% for the Third Quarter of 1996. Comparable store sales include the net revenues of all stores open for an entire month during the comparable current year and prior year periods. Comparable store sales, excluding the results of the Banister stores and Stein Mart leased departments, increased 3.6% during the Third Quarter of 1996. Comparable store sales for the Banister stores and Stein Mart leased department decreased during the Third Quarter of 1996 due primarily to the significant promotional activity during the Third Quarter of 1995, compared to the Third Quarter of 1996, as the Company began the repositioning of inventory to more of its branded product.
The foregoing comparable store sales do not include the results of the 84 Burlington Leased Departments, which were closed during the first 26 weeks of 1996.

     During the Third Quarter of 1996, wholesale operations accounted for 59.3% of the Company's consolidated net revenues, while retail operations accounted for the remaining 40.7%. During the comparable period of 1995, wholesale operations accounted for 57.1% of consolidated net revenues, while retail operations accounted for the remaining 42.9%. The increase in the percentage of net revenues provided by wholesale operations resulted from strong sales of the Company's wholesale division and lower retail sales through the Specialty Footwear Retailing ("SFR") division (which is comprised of Banister stores, Stein Mart leased departments and Burlington Leased Departments).

     GROSS PROFIT. Gross profit was $192.9 million in the Third Quarter of 1996, an increase of $22.2 million, or 13.0%, from $170.7 million in the Third Quarter of 1995 (excluding the Cost of Goods Sold Adjustment). Gross profit as a percentage of net revenues was 43.6% in each of the Third Quarter of 1996 and the Third Quarter of 1995. Gross profit as a percentage of net revenues is unchanged due primarily to several factors which offset one another. The increases in gross margins are attributable to: (1) the overall improvement in gross margins of the wholesale division; and (2) the improvement in gross margins of the SFR division, resulting from significant promotional activity during the Third Quarter of 1995. These factors were substantially offset by a greater percentage of net revenues derived from the wholesale operations (59.3% in the Third Quarter of 1996 compared to 57.1% in the Third Quarter of 1995), which revenues produce lower gross margins than retail revenues. During the past year, there have been moderate increases in the price of leather, which have generally been reflected in the selling price of the Company's products. While the Company is not in a position to reasonably anticipate or predict how changes in labor, leather, and other raw material prices will ultimately impact the Company's gross profit margins in the future, the Company anticipates that such increases will be reflected in the selling price of the Company's products, to the extent possible under economic and competitive conditions prevailing at the time.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses (excluding the amortization of goodwill, trademarks and trade names related to the Acquisition) were $122.0 million in the Third Quarter of 1996, compared to $111.6 million in the Third Quarter of 1995, an increase of $10.4 million, or 9.4%. SG&A expense expressed as a percentage of net revenues fell to 27.6% in the Third Quarter of 1996 from 28.5% in the Third Quarter of 1995. The decrease in SG&A expense expressed as a percentage of net revenues is due primarily to cost savings resulting from the consolidation and integration of various corporate and business unit operations and support functions during the past year. While SG&A expenses as a percentage of net revenues during the remainder of Fiscal 1996 and the foreseeable future are expected to increase as a result of opening additional retail stores by the Company (including the commitments as of December 4, 1996 to open 75 additional retail stores), such increases are not expected to have a material impact on the Company's operating margin, since these higher expenses are expected to be approximately offset by the higher gross profit as a percentage of net revenues achieved by the Company's retail operations. SG&A expenses for the Company will increase by several million dollars beginning in Fiscal 1997 in connection with an expanded marketing plan which will include higher advertising and promotional expenses than those incurred during Fiscal 1996.

     OPERATING INCOME. Operating income was $68.5 million, or 15.5% of net revenues, for the Third Quarter of 1996 compared to $56.8 million, or 14.5% of net revenues, for the Third Quarter of 1995 (excluding the Cost of Goods Sold Adjustment). The increase in operating income as a percentage of net revenues is attributable to the factors discussed above.

     INTEREST EXPENSE. Interest expense was $9.8 million in the Third Quarter of 1996 compared to $11.0 million in the Third Quarter of 1995, a decrease of $1.2 million or 10.7%. The decreased expense was primarily attributable to a decrease in the weighted average interest rate from 7.4% during the Third Quarter of 1995 to 6.2% during the Third Quarter of 1996. The decrease in the weighted average interest rate was primarily attributable to the more favorable interest rate on Company borrowings achieved as a result of refinancing the Company's bank debt with: (1) the net proceeds of $181.3 million from the issuance of 5.5% convertible subordinated notes due July 15, 2003 (the "Notes") during the second quarter of 1996; (2) the amendment and restatement of the Company's credit agreement (the "Credit Agreement") during the second quarter of 1996 which resulted in reduced interest rates and fees incurred by the Company;
(3) the net proceeds of $71.0 million from the Company's accounts receivable securitization program; and (4) the net proceeds of $20.0 million from the sale/leaseback transaction relating to the Company's West Deptford, New Jersey distribution facility.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 COMPARED
TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995

     NET REVENUES. Net revenues were $1.2 billion in the first 39 weeks of 1996 compared to $907.5 million in the first 39 weeks of 1995, an increase of $310.8 million, or 34.3%. Net revenues of the Company's wholesale division increased by $168.8 million, or 32.4%, of which: (1) approximately $116.0 million is attributable to the increase in net revenues resulting from the Acquisition of the Footwear Group, the results of operations of which, for the first 39 weeks of 1995, are included only for the 23 weeks following the consummation of the Acquisition; and (2) $52.8 million is attributable to the increase in net revenues of the Company's wholesale division due to increased revenues from virtually all of the Company's footwear brands and the growth and development of the Company's accessories business. Sales through the Company's retail stores increased $142.0 million, or 36.7%. The increase in net revenues of the Company's retail division is attributable to: (1) a $80.3 million increase in net revenues resulting from the Acquisition of the Footwear Group; (2) the opening (net of closings) of 145 domestic and 33 international retail stores ($63.5 million); (3) comparable store sales increases ($10.5 million); and (4) a decrease in sales attributable to the closing of 84 Burlington Leased Departments and 31 Banister retail stores ($12.3 million). The 84 Burlington Leased Departments and 31 Banister stores have been excluded from the 145 domestic openings (net of closings) mentioned above.

     Comparable store sales (including the sales of the acquired Footwear Group stores, had they been acquired as of the beginning of the comparable period of the prior year) increased 1.7% for the first 39 weeks of 1996. Comparable store sales, excluding the results of SFR, increased 6.0% during the first 39 weeks of 1996. Comparable store sales for SFR decreased during the first 39 weeks of 1996 due primarily to the significant promotional activity during the second and Third Quarters of 1995, as the Company began the repositioning of inventory to more of its branded product. The foregoing comparable store sales do not include the results of the 84 Burlington Leased Departments, which were closed during the first 26 weeks of 1996.

     During the first 39 weeks of 1996, wholesale net revenues accounted for 56.6% of the Company's consolidated net revenues, while retail operations accounted for the remaining 43.4%. During the comparable period of 1995, wholesale operations accounted for 57.4% of consolidated net revenues, while retail operations accounted for the remaining 42.6%.

     GROSS PROFIT. Gross profit was $521.3 million in the first 39 weeks of 1996, an increase of $133.8 million, or 34.5%, from $387.5 million in the first 39 weeks of 1995 (excluding the Cost of Goods Sold Adjustment). Gross profit as a percentage of net revenues increased to 42.8% in the first 39 weeks of 1996 from 42.7% in the first 39 weeks of 1995. The increase in gross profit as a percentage of net revenues is primarily attributable to a greater percentage of net revenues from retail operations (43.4% in the first 39 weeks of 1996, compared to 42.6% in the first 39 weeks of 1995), which revenues produce greater gross margins than wholesale revenues. During the past year, there have been moderate increases in the price of leather, which have generally been reflected in the selling price of the Company's products. While the Company is not in a position to reasonably anticipate or predict how changes in labor, leather, and other raw material prices will ultimately impact the Company's gross profit margins in the future, the Company anticipates that such increases will be reflected in the selling price of the Company's products, to the extent possible under economic and competitive conditions prevailing at the time.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. SG&A expenses (excluding the amortization of goodwill, trademarks and trade names related to the Acquisition) were $358.7 million in the first 39 weeks of 1996, compared to $266.7 million in the first 39 weeks of 1995, an increase of $92.0 million, or 34.5%. SG&A expense expressed as a percentage of net revenues was 29.4% in each of the first 39 weeks of 1996 and the first 39 weeks of 1995. SG&A expense expressed as a percentage of net revenues is unchanged due primarily to several factors which offset one another. The increases in SG&A expenses as a percentage of net revenues are attributable to: (1) the increase in the percentage of net revenues contributed by the Company's retail operations relative to its wholesale operations (the Company's retail operations have a higher level of expenses as a percentage of net revenues than its wholesale operations); and (2) higher expenses as a percentage of net revenues experienced by the Footwear Group as discussed below. These factors were substantially offset by cost savings resulting from the consolidation and integration of various corporate and business unit operations and support functions during the past year. The higher expenses of the Footwear Group are attributable to, among other things, significant expenditures for advertising, and were incurred during the full 39 weeks ended November 2, 1996, compared to only 23 weeks during the period ended October 28, 1995. While SG&A expenses as a percentage of net revenues during the remainder of Fiscal 1996 and the foreseeable future are expected to increase as a result of opening additional retail stores by the Company (including the commitments as of December 4, 1996 to open 75 retail stores), such increases are not expected to have a material impact on the Company's operating margin, since these higher expenses are expected to be approximately offset by the higher gross profit as a percentage of net revenues achieved by the Company's retail operations. SG&A expenses for the Company will increase by several million dollars beginning in Fiscal 1997 in connection with an expanded marketing plan which will include higher advertising and promotional expenses than those incurred during Fiscal 1996.

     OPERATING INCOME. Operating income was $155.5 million, or 12.8% of net revenues, for the first 39 weeks of 1996 compared to $116.8 million, or 12.9% of net revenues, for the first 39 weeks of 1995 (excluding the Cost of Goods Sold Adjustment). The decrease in operating income as a percentage of net revenues is attributable to the factors discussed above and the increase in amortization of goodwill, trademarks and trade names related to the Acquisition. Thirty-nine weeks of amortization is included in the 1996 period, compared to 23 weeks of amortization during the first 39 weeks of 1995.

     INTEREST EXPENSE. Interest expense was $29.7 million in the first 39 weeks of 1996 compared to $19.6 million in the first 39 weeks of 1995, an increase of $10.1 million or 51.0%. The increased expense was primarily due to Acquisition-related debt, which was outstanding only for the period from May 23 to October 28 during the first 39 weeks of 1995, but was outstanding during the entire first 39 weeks of 1996. The increased expense was partially offset by a decrease in the weighted average interest rate from 7.5% during the first 39 weeks of 1995 to 6.6% during the first 39 weeks of 1996. The decrease in the weighted average interest rate was primarily attributable to the more favorable interest rate on Company borrowings achieved as a result of refinancing the Company's bank debt with: (1) the net proceeds of $181.3 million from the issuance of 5.5% convertible subordinated notes due July 15, 2003 (the "Notes") during the second quarter of 1996; (2) the amendment and restatement of the Company's credit agreement (the "Credit Agreement") during the second quarter of 1996 which resulted in reduced interest rates and fees incurred by the Company;
(3) the net proceeds of $71.0 million from the Company's accounts receivable securitization program; and (4) the net proceeds of $20.0 million from the sale/leaseback transaction relating to the Company's West Deptford, New Jersey distribution facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operations and borrowings under the Company's credit agreement to finance its operations and expansion. Cash used by operating activities was $22.3 million for the first 39 weeks of 1996, compared to cash provided by operating activities of $66.0 million for the first 39 weeks of 1995. This decrease in cash flow from operations during the first 39 weeks of 1996 as compared to the first 39 weeks of 1995 is due primarily to: (1) additional working capital requirements as a result of the Acquisition and the Company's expansion; (2) $6.7 million of severance and relocation payments made during the first 39 weeks of 1996 in connection with the Acquisition; and (3) $11.5 million of payments during the first 39 weeks of 1996 made in connection with the Restructuring Charge. Working capital was $407.3 million at November 2, 1996, compared to $297.3 million at February 3, 1996. Working capital increased during the first 39 weeks of 1996 due, in part, to: (1) a $62.5 million increase in inventory due to wholesale on-order requirements, early production of inventory for Easy Spirit's 1997 "National Sales Event", and to support inventory required for new retail stores; and (2) decreases in accounts payable and accrued expenses and other current liabilities. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Total cash outlays related to the Restructuring Charge are estimated at approximately $22.0 million, of which $11.5 million was paid during the first 39 weeks of 1996, bringing total payments through November 2, 1996 to $15.9 million. In connection with the Acquisition, the Company assumed and included in the allocation of the acquisition cost of the Footwear Group: (1) accruals for involuntary severance and termination benefits of $8.6 million; and (2) relocation costs of $8.2 million. As of November 2, 1996, approximately $6.4 million and $6.4 million of severance and termination benefits, and relocation costs, respectively, had been charged against these liabilities ($4.5 million and $2.2 million of severance and termination benefits, and relocation costs, respectively, were charged during the first 39 weeks of 1996). The Company anticipates that the remaining cash outlays relating to these actions will be substantially completed during the remainder of Fiscal 1996.

     Subsequent to the Acquisition, the Company consummated several transactions that reduced borrowings under the credit agreement by an aggregate of $272.3 million. These transactions included: (1) proceeds of $71.0 million from the Company's accounts receivable securitization program; (2) proceeds of $20.0 million from the sale/leaseback transaction relating to the Company's West Deptford, New Jersey distribution facility during the first 26 weeks of 1996; and (3) net proceeds of $181.3 million from the issuance of the Notes during the second quarter of 1996.

     On August 2, 1996, the credit agreement was amended and restated. Under the amended and restated credit agreement (the "Credit Agreement"), the Company has a $335.0 million quarterly amortizing term loan facility and may borrow up to $225.0 million under a revolving credit facility, including letters of credit up to $100.0 million. The Credit Agreement expires on November 1, 2001.
Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company, excluding receivables related to an accounts receivable securitization program, and bear interest, at the Company's option, at rates based on Citibank's base rate or the Eurodollar index rate. Borrowings under the Credit Agreement will become unsecured should the Company reach an "investment grade" rating on its long term senior indebtedness. The Company has entered into interest rate hedge agreements to reduce the impact on interest expense from fluctuating interest rates on variable rate debt. As of December 4, 1996, $324.0 million of borrowings were outstanding under the term loan, $70.0 million of borrowings and $36.9 million of letters of credit were outstanding on a revolving basis and $118.1 million was available for future borrowing.

     In June 1996, the Company issued $185.7 million of Notes. The Notes are convertible into common stock of the Company at a conversion price of $60.76 per share, subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest. The Notes are subordinated in right of payment to all existing and future senior
indebtedness of the Company.   Proceeds from the issuance of the Notes were
approximately $181.3 million (net of underwriter's discounts of $4.4 million) and were used to repay a portion of the outstanding indebtedness under the Company's credit agreement.

     The Company made a $42.5 million net payment to U.S. Shoe on June 5, 1996, in connection with the settlement of the post-closing balance sheet dispute relating to the Acquisition and the repurchase by the Company of the Warrants (see "Acquisitions" in the Notes to Condensed Consolidated Financial Statements) which was financed under the Company's revolving credit facility.

     The weighted average interest rate on the Company's long-term debt outstanding (including the Notes) as of November 2, 1996 was approximately 6.15%.

     Capital expenditures totaled $27.2 million and $28.7 million in the first 39 weeks of 1996 and 1995, respectively. Capital expenditures in the first 39 weeks of 1996 relate primarily to the Company's retail store expansion and remodeling programs. The Company estimates that its capital expenditures for Fiscal 1996 will be between $45.0 million and $50.0 million, primarily for the on-going expansion of its domestic retail operations (approximately $32.0 million), equipment for its distribution and manufacturing facilities (approximately $3.5 million), and international expansion (approximately $2.0 million). The actual amount of the Company's capital expenditures depends, in part, on requirements related to the integration of the Footwear Group into the Company, the number of new stores opened, the number of stores remodeled and the amount of any construction allowances the Company may receive from the landlords of its new stores. The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of December 4, 1996, the Company had commitments for approximately $9.9 million of capital expenditures, related to commitments as of such date to open 75 retail stores, 11 of which are intended to be opened during the remainder of Fiscal 1996.

     The Company estimates that capital expenditures during Fiscal 1997 will be approximately $80.0 million, including approximately $50 million for on-going expansion of its domestic and international retail operations and approximately $20.0 million (substantially all of which will be completed during Fiscal
1997) related primarily to leasehold improvements, furniture and fixtures, and equipment associated with the relocation of the Company's Stamford, Connecticut headquarters and Cincinnati, Ohio offices to White Plains, New York. The Company anticipates entering into a 25-year lease for the White Plains facility.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report which are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company. Certain of such risks and uncertainties relate to competition in the industry; changes in the prevailing costs of leather and other raw materials, labor and advertising; changes in consumer demands and preferences; retail store construction delays; the availability of desirable retail locations and the negotiation of acceptable lease terms for such locations; the ability of the Company to place its products in desirable sections of its department store customers; and unexpected costs incurred in connection with the relocation of the Company's principal executive offices to White Plains, New York.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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





Date: December 16, 1996






                                INDEX TO EXHIBITS


Exhibit
Number   Exhibit
------   -------

*11      Computation of earnings per share.








*Filed herewith