Form 10-K
period 1997-02-01
NINE WEST GROUP INC /DE
filed 1997-04-30
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the 52-weeks ended February 1, 1997

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

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes:  X     No:

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 4, 1997: $1,295,524,514.

     Total number of shares of Common Stock, $.01 par value per share, outstanding as of the close of business on April 4, 1997: 35,792,613.

                   DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement, filed on April 11, 1997.
                          TABLE OF CONTENTS
                                                                 Page
                                                                 ----
                                    PART I
Item 1   Business                                                            x

Item 2   Properties                                                         xx

Item 3   Legal Proceedings                                                  xx

Item 4   Submission of Matters to a Vote of Security Holders                xx

                                    PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters                                                          xx

Item 6   Selected Financial Data                                            xx

Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        xx

Item 8   Financial Statements and Supplementary Data                        xx

Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         xx

                                    PART III                                xx

                                    PART IV

         Exhibits, Financial Statement Schedules and Reports on Form 8-K    xx

                                     PART I
ITEM 1.  BUSINESS.

General

     Nine West Group Inc. (together with its subsidiaries, the "Company") is a leading designer, developer and marketer of quality, fashionable women's footwear and accessories. The Company markets a full collection of casual, career and dress footwear and accessories under multiple brand names, each of which is targeted to a distinct segment of the women's footwear and accessories markets, from "fashion" to "comfort" styles and from "moderate" to "bridge" price points. The Company's footwear and accessories are sold to more than 7,000 department, specialty and independent retail stores in more than 16,000 locations and through 1,061 of its own retail stores operating as of February 1, 1997. In addition to its flagship Nine West label, the Company's nationally recognized brands include Amalfi, Bandolino, Calico, cK/Calvin Klein Shoes and Bags (under license), Easy Spirit, Enzo Angiolini, Evan Picone (under license), 9 & Co., Pappagallo, Pied a Terre, Selby and Westies. The Company's Jervin private label division also arranges for the purchase of footwear by major retailers and other wholesalers for sale under the customers' own labels. The Company believes that its primary strengths are: (1) its widely-recognized brand names, (2) the high quality, value and styling of its products, (3) its ability to respond quickly to changing fashion trends, (4) its established sourcing relationships with efficient manufacturers in Brazil and other locations, (5) the broad distribution of its products through both wholesale and retail channels and (6) its ability to provide timely and reliable delivery to its customers. The Company believes that it is one of the few established footwear companies that offer several complete lines of well-known women's leather footwear in a wide variety of colors, styles and retail price points and that, as a result, it is able to capitalize on what the Company believes is a continuing trend among major wholesale accounts to consolidate footwear purchasing from among a narrowing group of vendors. In addition, the Company believes that the sale of footwear and accessories through its retail stores increases consumers' awareness of the Company's brands.

     Effective June 27, 1995, the Board of Directors of the Company approved the change of the Company's fiscal year from December 31 to a 52/53-week period ending on the Saturday closest to January 31. The change in the Company's fiscal year created a transition period consisting of the four weeks which began on January 1, 1995 and ended on January 28, 1995. All references to years in this Annual Report on Form 10-K relate to fiscal years as defined in the Notes to Consolidated Financial Statements. See "Item 8 - Financial Statements and Supplementary Data."

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Financial information for 1996, 1995 and 1994 is not comparable between years, as Footwear Group results are included in the entire 1996 period and are included in 1995 for the 37-week period from May 23, 1995 through February 3, 1996.

Divisions

     The Company distributes its footwear and accessories through wholesale channels and its own retail stores. Prior to March 1997, the Company's business was operated through two distinct divisions, wholesale and retail. In March 1997, the Company reorganized its business operations to unite its wholesale and retail operations through vertically-structured business divisions centered around the Company's brands. Each such division is responsible for the design, development and management of its branded footwear. Certain branded divisions, as well as the Company's international division, are responsible for both wholesale operations and the Company's specialty retail stores. Retail operations other than specialty retail stores are conducted through a value-based division. The Company believes that this vertical structure will enhance brand equities and the consistency of brand image and presentation.

     During the periods presented below, the percentage of net revenues contributed by the Company's wholesale and retail operations is as follows:

                                            1996         1995           1994
                                            ----         ----           ----
Wholesale.........................            55%          55%            58%
Retail............................            45           45             42
                                             ---          ---            ---
     Total........................           100%         100%           100%
                                             ===          ===            ===

Wholesale Operations

     The Company's domestic wholesale operations include the sale of both brand name and private label footwear and/or accessories through 12 branded divisions, as well as the Jervin private label division and the Accessories division. The Jervin private label division earns commissions on an agency basis for arranging with manufacturers the production of footwear for sale under its customers' private labels. The Jervin division provides design expertise, selects the manufacturer, oversees the manufacturing process and arranges the sale of footwear to the customer. The Accessories division produces and sells handbags and small leather goods under the names "Nine West" and "Enzo Angiolini" for sale to department stores and through the Company's retail stores.

     The following table summarizes selected aspects of the products sold by the
Company:
                                                      Retail Price Range
                                                      ------------------
              Product              Market             Shoes/
Division      Classification       Segments           Accessories   Boots
--------      --------------       --------           -----------   -----
Amalfi        Refined Classics     Salon              $110 to $140 $125 to $200

Bandolino     Modern Classics      Better             $50 to $85   $80 to $160

Calico        Affordable Fashion   Moderate           $50 to $65   $79 to $99

cK/Calvin     Dress Tailored       Bridge             $50 to $185  $145 to $285
Klein Shoes   City/Casual
and Bags      Street Athletic

Easy Spirit   Comfort/Fit          Upper Moderate     $60 to $80   $80 to $100
              Active Sport/Casuals

Enzo          Sophisticated        Better             $60 to $90   $100 to $165
Angiolini     Classics

Evan Picone   Fashion Forward      Bridge             $80 to $110  $120 to $150

9 & Co.       Junior/Trend         Moderate           $30 to $60   $55 to $75

Nine West     Contemporary         Upper Moderate     $49  to $79  $90 to $140

Pappagallo    Classic              Upper Moderate     $60 to $70   $80 to $90

Selby         Traditional/Comfort  Moderate           $60 to $80   $80 to $100

Specialty     Traditional/         Moderate/
Marketing/    Contemporary         Lower Moderate     $25 to $40   $35 to $50
Westies

Jervin                             Upper Moderate/
Private Label All                  Moderate           $30 to $70   $50 to $140

Accessories   Handbags and         Moderate/Better    $30 to $180
              small leather goods

Domestic Specialty Retail Operations of Branded Divisions

     The Company's Nine West, Easy Spirit, 9 & Co. and Enzo Angiolini divisions market footwear and accessories directly to consumers through the Company's domestic specialty retail stores operating in mall and urban retail center locations. Each of these branded divisions sells footwear and accessories under its respective brand name. Certain Nine West stores also offer a selection of the Bandolino line of footwear. Enzo Angiolini stores also offer a selection of the Amalfi and Evan Picone lines of footwear.

     The following table summarizes selected aspects of the Company's domestic specialty retail stores:
                                                                   Enzo
                       Nine West        Easy Spirit   9 & Co.      Angiolini
                       ---------        -----------   -------      ---------
Number of locations    285              167           79           66

Anticipated 1997
openings (net of
closings)              15               49             0           14

Brands offered         Nine West and,   Easy Spirit    9 & Co.     Enzo
                       in selected                                 Angiolini and
                       locations,                                  in selected
                       Bandolino                                   locations,
                                                                   Evan Picone
                                                                   and Amalfi

Retail price range
of shoes and boots     $45 to $175      $45 to $120    $35 to $70  $55 to $195

Type of location       Upscale and      Upscale and     Regional   Upscale malls
                       regional malls   regional malls  malls and  and urban
                       and urban        and urban       urban      retail
                       retail centers   retail centers  retail     centers
                                                        centers

Average store size
(in square feet)       1,481            1,302           1,591      1,254

Revenues per square
foot during 1996 (a)   $529             $538            $308       $571

(a) Determined by dividing total retail net revenues by the annual average gross retail square footage.

Domestic Value-Based Retail Stores Division

     The Company's domestic value-based retail stores are operated by the Company's Value-Based Retail Stores division under the following names: Nine West Outlet, Easy Spirit Outlet, Enzo Angiolini Outlet and Banister. This division also operates leased departments in Stein Mart stores. The outlet concept was implemented by the Company in order to target more value-oriented retail customers and to offer a distribution channel for its residual inventories. In 1996, 25% to 30% of the Nine West and Enzo Angiolini Outlet stores' merchandise consisted of discontinued styles from the Company's specialty retail stores and the Company's wholesale operations, with the remainder of the merchandise consisting of new production of current and proven prior season's styles. Banister and Stein Mart stores carry the Company's brands of women's footwear and a limited selection of other suppliers' women's, men's and athletic footwear. The Easy Spirit Outlet stores sell primarily the Easy Spirit brand and focus on the size, width and comfort business with a selection of Selby styles in selected stores.

     The following table summarizes selected aspects of certain of the Company's domestic value-based retail stores:

                       Nine West    Easy Spirit   Enzo Angiolini
                       Outlet       Outlet        Outlet          Banister    Stein Mart
                       ---------    -----------   --------------  --------    ----------
Number of locations    133          19            8               138          82

Anticipated 1997
openings (net of
closings)              15           15            5               11           18

Brands offered         Primarily    Easy Spirit   Primarily       All Company  All Company
                       Nine West    and Selby     Enzo Angiolini  brands       brands

Retail price range
of shoes and boots     $30 to $125  $30 to $100   $30 to $195     $30 to $125  $30 to $125

Type of location       Mfr's        Mfr's         Mfr's           Mfr's        Strip
                       outlet       outlet        outlet          outlet       centers
                       centers      centers       centers         centers

Average store size
(in square feet)       2,654        2,526         2,281           4,844        2,874

Revenues per square
foot during 1996 (a)    $368         $195          $340            $162         $171

(a) Determined by dividing total retail net revenues by the annual average gross retail square footage.

Domestic Retail Expansion

     The Company believes that the expansion of its retail network represents an opportunity for growth. Proposed sites for the Company's retail stores are selected based on location, including the area's population density and level of traffic, average sales per square foot of the shopping mall, urban retail center or manufacturers' outlet center locations, average household income and other local demographics. Outlet stores generally are located outside the shopping radius of the Company's wholesale customers and its specialty retail stores.
The types of stores opened by the Company and the results generated by such stores depend on various factors, including, among others, general economic and business conditions affecting consumer spending, the performance of the Company's wholesale and retail operations, the acceptance by consumers of the Company's retail concepts, the availability of desirable locations and the ability of the Company to negotiate acceptable lease terms for new locations, hire and train personnel and otherwise manage such expansion. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding planned store openings and capital expenditures.

International Division

     In 1995, the Company organized an international division for the purpose of promoting wholesale and retail growth. The Company's international division sells footwear and accessories under each of the Company's brand names and, in addition, sells the Pied a Terre brand in Europe. The Company currently markets its products to customers in more than 40 countries, including Australia, Canada, Chile, China, France, Mexico and the United Kingdom. During 1996, the Company acquired 13 specialty retail stores in Canada and 16 specialty retail stores and one specialty retail concession in the United Kingdom and opened a net 25 specialty retail locations in Asia, Australia and Canada, bringing the total number of international specialty retail locations to 84 (62 specialty retail stores and 22 specialty retail concessions). All international specialty retail locations operate under the Nine West name, except for the Pied a Terre specialty retail locations in the United Kingdom. The Company currently operates 51 of its 84 total international specialty retail locations through joint ventures in Australia, Hong Kong, Malaysia, Singapore, Taiwan and Thailand. The expansion of the Company's international specialty retail locations is expected to continue in 1997, with 180 to 190 international specialty retail locations anticipated to be operating by the end of 1997. In addition, subject to the Company's ability to find acceptable partners for its international specialty retail locations, the Company will continue to establish its retail presence in certain other international markets through various arrangements with established retailers in those markets. The Company is currently developing strategic plans to further penetrate markets in Canada, Europe, Central and South America, the Middle East and Asia. However, the Company presently has no commitments to expand into any country other than those in which it currently operates locations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding planned store openings and capital expenditures.

Accessories Division

     In January 1995, the Company established the Nine West Accessories division through the acquisition of the operations of L.J.S. Accessory Collections Inc., a designer, developer and marketer of quality handbags and small leather goods. The Accessories division produces and sells handbags and small leather goods under the names "Nine West" and "Enzo Angiolini" through wholesale channels and the Company's retail stores.

Design

     Separate design teams for each branded division (which are staffed with a fashion director, line builder and one or two designers) develop the Company's brands by independently interpreting global lifestyle, clothing, footwear and accessories trends. To research and confirm such trends, the teams: (1) travel extensively in Asia, Europe and major American markets; (2) conduct extensive market research on retailer and consumer preferences; and (3) subscribe to fashion and color information services. The teams separately develop between 60 and 200 initial designs for each season. Working closely with senior management, each team selects 20 to 80 styles that maintain each brand's distinct personality. Samples are refined and then produced. After the samples are evaluated, lines are modified further for presentation at each season's shoe shows.

Manufacturing

     The Company relies on its long-standing relationships with its Brazilian and Chinese manufacturers through its independent buying agent, its own domestic factories, and its third party manufacturers in other countries, to provide a steady source of inventory. Allocation of production among the Company's footwear manufacturers is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

     Approximately 61% of the Company's footwear products are manufactured by more than 28 independently owned footwear manufacturers in Brazil. As a result of the number of entrepreneurial factory owners, the highly skilled labor force, the modern, efficient vertically-integrated factories and the availability of high-quality raw materials, the Brazilian manufacturers are able to produce significant quantities of moderately priced, high-quality leather footwear. The Company believes that its relationships with its Brazilian manufacturers provide it with a responsive and active source of supply of its products, and accordingly, give the Company a significant competitive advantage. The Company also believes that purchasing a significant percentage of its products in Brazil allows it to maximize production flexibility while limiting its capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques and vertical integration of these manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

     Historically, instability in Brazil's political and economic environment has not had a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict, however, the effect that future changes in economic or political conditions in Brazil could have on the economics of doing business with its Brazilian manufacturers. Although the Company believes that it could find alternative manufacturing sources for those products which it currently sources in Brazil, the establishment of new manufacturing relationships would involve various uncertainties, and the loss of a substantial portion of its Brazilian manufacturing capacity before the alternative sourcing relationships were fully developed could have a material adverse effect on the Company's financial condition or results of operations. However, as a result of the Acquisition, the Company now has manufacturing operations in the United States and additional relationships in other countries as potential alternative sources for its products.

     As a result of the Acquisition, the Company owned and operated five domestic footwear manufacturing factories and two component factories which, during 1996, manufactured approximately 11.6% of all footwear products sold by the Company. In February 1997, the Company announced that, as part of its continuing program of consolidating operations and optimizing its global sourcing activities, it would close three of its domestic manufacturing factories and terminate or reconfigure certain operations conducted at two additional factories commencing in April 1997 and continuing through late 1997. See "Item 2 - Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." As of April 24, 1997, the Company had closed two factories and begun reconfiguring operations at two other factories. The Company's footwear manufacturing factories can produce different styles on the same line to increase flexibility to respond to various demands. The domestic factories source raw materials worldwide, including from the Company's vendors in Brazil. These factories typically operate with two shifts but can expand to three when demand is high. The Company also leases and operates three foreign factories which produce primarily the upper components used by the Company's domestic factories. Two of these factories are located in the Dominican Republic and one is located in Honduras.

     The Company's footwear is also manufactured by third parties located in China, Korea and other countries in the Far East, and in Italy, Spain, Mexico and Uruguay. The Company's accessories are manufactured by third party manufacturers in the Far East.

     The largest Brazilian factories operate tanneries for processing leather and produce lasts, heels and other footwear components. Raw materials for the production of footwear and accessories are purchased worldwide by the Company for its domestic production needs, and by the third party manufacturers, based on input from the Company.

     The price paid by the Company for any style of footwear is determined after a physical sample of the style is produced, and is dependent on, among other things, the materials used and the quantity ordered for such style of footwear. Once a price list by style has been prepared and agreed to with a manufacturer, changes in prices generally occur only as a result of substitution of materials at the request of the Company. During the past year, there have been moderate increases in the general price of leather, which have generally been reflected in the selling price of the Company's products. Because products are purchased from the Brazilian manufacturers in pre-set United States dollar prices, the Company generally has not been adversely affected by fluctuations in exchange rates.

     The Company places its projected orders for each season's styles with its manufacturers prior to the time the Company has received all of its customers' orders. Because of the Company's close working relationships with its third party manufacturers (which allows for flexible production schedules and production of large quantities of footwear within a short period of time), most of the Company's orders are finalized only after it has received orders from a majority of its customers. As a result, the Company believes that, in comparison to its competitors, it is better able to meet sudden demands for particular designs, more quickly exploit market trends as they occur, reduce inventory risk and more efficiently fill reorders booked during a particular season.

     The Company does not have any contracts with any of its manufacturers, but relies on its long-standing relationships with its Brazilian manufacturers directly and through its independent buying agent, Bentley Services Inc. (the "Agent"). The Agent and its affiliates have overseen the activities of the Brazilian manufacturers for more than ten years. In consultation with the Company, the Agent selects the proper manufacturer for the style being produced, monitors the manufacturing process, inspects finished goods and coordinates shipments of finished goods to the United States. The Company entered into a five-year contract with the Agent effective January 1, 1992, which has been extended an additional five years, which provides that the Agent, its owners, employees, directors and affiliates will not act as a buying agent for, or sell leather footwear manufactured in Brazil to, other importers, distributors or retailers for resale in the United States, Canada or the United Kingdom. As compensation for services rendered, the Agent receives a percentage of the sales price of the merchandise shipped to the Company. Neither the Agent nor any of its principals is affiliated with the Company. Paramont Trading S.A., an affiliate of the Agent, serves as the Company's buying agent in China. In addition to the Agent and Paramont Trading S.A., the Company utilizes its own buying offices in Italy and Spain.

Marketing

     The Company introduces new collections of footwear at industry-wide shoe shows, held four times yearly in New York and twice yearly in Las Vegas, and at regional shoe shows throughout the year. The Company also introduces new accessory collections at market shows that occur four times each year in New York. After each show, members of the Company's 184-person direct sales force visit customers to review the lines and take orders. The Company presently has footwear showrooms in New York and Dallas, an accessories showroom in New York, and a cK/Calvin Klein Shoes and Bags showroom in New York, where buyers view and place orders for the Company's products.

     The Company promotes its business with certain department and specialty retail stores through "concept marketing teams," enabling the Company to bring its retail and sales planning expertise to individual retailers. Concept marketing teams are headed by members of branded division management who have extensive retail backgrounds and include "store rotators" who monitor sales of the Company's footwear on a daily basis. Under this program, the concept marketing teams work with the retailer to create a focus area or "concept shop" within the store that displays the full collection of an entire brand in one area. Currently, the Company has over 2,000 focus areas and "concept shops". The concept marketing team assists the department and specialty retail stores by:
(1) recommending how to display the Company's products; (2) educating the store personnel about the Company and its products; (3) selecting the appropriate product assortment; (4) recommending when a product should be re-ordered or its retail price marked-down; (5) providing sales guidance, including the training of store personnel; and (6) developing advertising programs for the retailers to promote sales of the Company's products. The goal of the concept marketing teams is to promote high retail sell-throughs of the Company's products at attractive profit margins for its retail customers. Through this approach, customers are encouraged to devote greater selling space to the Company's products and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

Advertising and Promotion

     The Company's brands are positioned and marketed through consistent, integrated communication programs, including national advertising, special events, product packaging and in-store visual support. Easy Spirit advertises in lifestyle magazines and on television. The Company's in-house creative services department works closely with senior management and oversees the conception, production and execution of virtually all aspects of these activities. The Company also participates in cooperative advertising programs in newspapers and magazines with its major wholesale customers and shares the cost of its wholesale customers' advertising based on total purchases. The Company produces national advertising campaigns for its Nine West, Enzo Angiolini and Bandolino brands in major fashion magazines, including Vogue, Marie Claire, Glamour, Vanity Fair, Elle, Mademoiselle and Harper's Bazaar. In 1996, 1995 and 1994, the Company spent $45.2 million, $33.1 million and $9.3 million, respectively, on advertising. The increase in advertising expenditures during the last three years was primarily attributable to the addition of advertising expenditures associated with the Acquisition, of which the television advertising of the Easy Spirit brand constituted a significant component. These additional expenditures were included for all of 1996, only the 37-week period subsequent to the Acquisition in 1995 and none of 1994.
Under the Company's license agreement with Calvin Klein, Inc. (the "License Agreement"), the Company has agreed to meet certain thresholds based on Revenues (as defined in the License Agreement) for cooperative, trade and local advertising for the cK/Calvin Klein retail locations, and consumer advertising and promotion of licensed products and the licensed trademark.

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

     The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may from time to time be subject to claims for duties and other charges. United States customs duties currently incurred by the Company are 10% of factory cost on footwear made principally of leather and between 6% and 37.5% of factory cost on synthetic footwear. During 1996, approximately 96.3% of the Company's net revenues were derived from the sale of leather footwear. United States customs duties currently incurred by the Company are 10% of factory cost on handbags made of leather, 20% of factory cost on handbags made of synthetic fibers and between 7% and 19.5% of factory cost on handbags made of fibers.

Distribution

     The Company utilizes fully integrated information systems to facilitate the receipt, processing and distribution of its merchandise through its two distribution centers located in West Deptford, New Jersey and Cincinnati, Ohio. Upon completion of manufacturing, the Company's products are inspected, bar coded, packed and shipped from the manufacturing facilities to the distribution centers. In 1996, ocean freight of imported products manufactured overseas accounted for approximately 96% of the Company's shipments. Warehouse personnel log in shipments utilizing bar codes, which enable easy identification of products and allow the Company's wholesale customers to participate in its "open stock" and "quick response" inventory management programs. The Company's open stock inventory management program allows its wholesale customer to fill their smaller, single or multiple pair reorders in basic sizes and colors, rather than purchasing larger case good quantities. The quick response program generally allows for a 48-hour replenishment with open-stock inventories from the time the order is placed until it is shipped. Orders for quick response shipments are typically received via electronic data interchange ("EDI"). Although, the open stock and quick response programs require the Company to maintain more sizes and widths of footwear than are normally carried in the pre-packaged cases and, therefore, increased inventory levels, these programs give the customer the advantage of carrying smaller inventories and improving inventory turns. The Company believes its ability to offer this flexibility to its customers gives it a significant competitive advantage and reduces the incidence of mark-down allowances and returns.

Management Information Systems

     The Company's management information systems provide, among other things, comprehensive order entry/tracking, production, financial, EDI, distribution, and decision support information for the Company's marketing, manufacturing, importing, accounting and distribution functions. Additionally, the Company's retail information systems provide merchandising/planning, automated replenishment, inventory control, point-of-sale, store performance/tracking, and sales audit functions.

     During 1996, the Company continued the consolidation of the Footwear Group's management information systems with those of the Company into one comprehensive and integrated set of systems. The remaining system consolidations are anticipated to be completed during 1997. To support this effort, additional computing and storage capacity has been installed at the Company's Stamford location.

Competition

     Competition is intense in the women's footwear and accessories business. The principal elements of competition in the footwear and accessories markets include style, quality, price, comfort, brand loyalty and customer service. The location and atmosphere of retail stores are additional competitive factors in the Company's retail division. The Company's competitors include numerous domestic and foreign manufacturers, importers and distributors of women's footwear and accessories. The Company's primary retail competitors are large national chains, department stores, specialty footwear stores and other outlet stores.

     The Company believes that its brand recognition, ability to respond quickly to fashion trends, expertise in style and color and understanding of consumer preferences are significant factors in its business. The Company also believes that its ability to deliver quality merchandise in a timely manner is a major competitive advantage.

Backlog

     At February 1, 1997, the Company had unfilled wholesale orders of approximately $311.0 million compared to $267.0 million at February 3, 1996. The backlog at any particular time is affected by a number of factors, including seasonality and the scheduling of the manufacturing and shipment of products. Backlog is also affected by a continuing program to reduce the lead time on orders placed with each manufacturer and by utilization of the Company's EDI system. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Credit and Collection

     The Company, through its credit department, manages all of its customer credit functions, including extensions of credit, collections and investigations of accounts receivable and chargebacks, and the application of cash and credits. The Company's bad debt expense was 0.03% of net revenues for 1996.

Principal Customers

     The Company's ten largest wholesale customers represented 43% of net revenues for 1996. While no single wholesale customer accounted for more than 10% of net revenues during 1996, certain of the Company's wholesale customers are under common ownership. When considered as a group under common ownership, sales to the department store divisions owned by Federated Department Stores, Inc. (which merged with Broadway stores in February of 1996) represented 13% of the Company's net revenues in 1996. While the Company believes that purchasing decisions have generally been made independently by each department store customer, there is a trend among department stores toward more centralized purchasing decisions.

Trademarks and Patents

     The Company owns federal registrations and pending federal applications in the United States Patent and Trademark Office for most of the trademarks and variations thereof that it uses, including Amalfi, Bandolino, Banister, Calico, Easy Spirit, Enzo Angiolini, 9 & Co., Nine West, Nine West Kids, NW Nine West, Pappagallo, Pied a Terre, Selby, Westies and others. In addition, the Company has entered into licensing agreements to produce and sell footwear under the Evan Picone name and footwear and accessories under the cK/Calvin Klein name. None of the federal registrations are currently being challenged in any legal proceedings. In addition, the Company from time to time registers certain of its trademarks in other countries, including, but not limited to, Australia, Canada, China, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Korea, Mexico and the United Kingdom.

     The Company regards the trademarks and other proprietary rights that it owns and uses as valuable assets and intends to defend them vigorously against infringement. Most of the registrations for the Company's trademarks are currently scheduled to expire or be canceled at various times between 1997 and 2007; however, trademark registrations can be renewed and maintained if the marks are still in use for the goods and services covered by such registrations.

     The Company has granted licenses to certain companies to manufacture and market non-footwear products, including hosiery, sunglasses and jewelry, under various of the Company's trademarks.

     The Company also holds several patents and has several patent applications pending in the United States Patent and Trademark Office and around the world.

Employees

     The Company employs approximately 8,799 full-time and 4,282 part-time employees, 8,277 of whom are employed in the Company's retail stores. Approximately 182 of the Company's 444 distribution employees are represented by labor unions. The Company considers its relationships with its employees and labor unions to be good.

Executive Officers of the Registrant

     Jerome Fisher, age 66, has been Chairman of the Board and a director of the Company since its organization. Mr. Fisher and Vincent Camuto founded the Company in 1977. Mr. Fisher is principally responsible for long-range corporate strategy, long-range financial planning, review and evaluation of potential mergers and acquisitions, and the Company's international expansion.

     Vincent Camuto, age 60, has been a director and head of product development of the Company since its organization. Prior to being named Chief Executive Officer of the Company in May 1995, Mr. Camuto served as President from February 1993 to May 1995. Mr. Camuto and Jerome Fisher founded the Company in 1977. Mr. Camuto is principally responsible for the day-to-day management of the Company, including supervising the design, manufacture, marketing and distribution of the Company's products.

     Noel E. Hord, age 50, has been President and Chief Operating Officer since May 1995 and is principally responsible for the supervision and coordination of the Company's retail and wholesale operations, and its administrative and operational functions. From May 1993 to May 23, 1995, Mr. Hord was President of the Footwear Group of U.S. Shoe. From 1991 to 1993, Mr. Hord was Group President of the Nine West and Enzo Angiolini divisions of the Company.

     Robert C. Galvin, age 37, has been Executive Vice President and Chief Financial Officer since April 30, 1996. From October 1995 to April 1996, Mr. Galvin served as Senior Vice President - Strategic Planning. Prior to October 1995, Mr. Galvin was a partner at Deloitte & Touche LLP in charge of the Connecticut retail and distribution practice of that firm and specialized in mergers and acquisitions. In that capacity, Mr. Galvin consulted with the Company beginning in 1987 and advised the Company with respect to the Acquisition.

     Executive officers of the Company serve at the pleasure of the Board of Directors.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices in Stamford, Connecticut consist of approximately 159,000 square feet of office space. The majority of the space in the facility is leased by the Company pursuant to a lease that expires on December 31, 2002. This space is principally used for the Company's executive, retail, sales and marketing offices.

     In February 1997, the Company entered into a 25-year operating lease for its new 366,460 square foot headquarters facility in White Plains, New York. This space will replace the Company's Stamford, Connecticut and Cincinnati, Ohio offices and become its new principal executive offices. The Company has begun efforts to sublease its Stamford offices upon relocation to the new facility in White Plains, which is scheduled to occur during the second half of 1997.

     Certain of the Company's administrative functions (including accounting, treasury, credit and collections) are conducted in a 38,000 square foot facility in St. Louis, Missouri owned by the Company.

     The Company currently operates a 493,000 square foot distribution facility in West Deptford, New Jersey which is situated on approximately 34 acres of land. The Company consummated a "sale/leaseback" transaction during the first quarter of 1996, pursuant to which it sold the distribution facility for $20.0 million, and thereafter leased it back under an operating lease having an initial term of 20 years, subject to six 5-year renewal options. Additionally, in February 1997, the Company entered into an agreement for the development and lease of a 226,446 square foot distribution facility in West Deptford, New Jersey. The construction of such facility is expected to be completed by September 1997.

     The Company currently owns and operates a 224,000 square foot warehouse, a 489,000 square foot distribution center and a 201,000 square foot office facility located in Cincinnati, Ohio (the "Cincinnati Facilities"). As a result of changing the distribution of certain acquired Footwear Group brands to the Company's distribution facility in New Jersey and the future relocation of the Company's Cincinnati offices to White Plains, the capacity of the Cincinnati Facilities exceeds the Company's current and anticipated needs. As such, the Company is currently in negotiations to sell the Cincinnati Facilities and intends to lease a distribution facility that will better suit its anticipated needs.

     In September 1996, the Company entered into an agreement for the development and lease of an 88,000 square foot raw materials warehouse and product development center in Hebron, Kentucky. The construction of such facility is expected to be completed during the second quarter of 1997.

     The Company owns five footwear manufacturing plants, a product development facility and two component plants, with an aggregate of approximately 499,000 square feet of space, in Kentucky, Indiana and Ohio. As noted above, the Company has closed two of the footwear manufacturing plants and intends to close a third plant and reconfigure operations in two component plants during 1997. The Company intends to sell the closed facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also leases one machinery parts warehouse facility (with approximately 20,000 square feet of space) in Kentucky, two component plants (with approximately 102,000 square feet of space) in the Dominican Republic and one component plant (with approximately 63,000 square feet of space) in Honduras. During 1996, the Company's manufacturing plants operated at approximately 86.3% of optimum production capacity. The Company believes that following the closures referred to above, its manufacturing and component plants are suitable for its domestic production needs.

     The Company operates a 33,000 square foot showroom in New York, pursuant to a lease that expires on December 31, 2003 and a 2,300 square foot showroom in Dallas pursuant to a lease that expired on January 31, 1997. The Company is currently in negotiations to renew the Dallas showroom lease. The Company also leases a showroom with 11,000 square feet of space in New York for its Accessories division and a showroom in New York for its cK/Calvin Klein Shoes and Bags division. The Company has subleased its former New York showroom for the remainder of the lease term, which expires on September 30, 1998.

     All of the Company's retail stores are leased pursuant to leases that extend for terms which average ten years. Certain leases allow the Company to terminate its obligations after three years in the event that a particular store does not achieve specified sales volume. Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

     The current terms (including automatic renewal options) of the Company's retail store leases, including leases for 44 future stores, expire as follows:

Years Lease                                              Number of
Terms Expire                                             Stores
------------                                             ---------

1997-1999...............................................    298
2000-2002...............................................    238
2003-2005...............................................    416
2006 and later..........................................    153

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

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  COMMON STOCK PRICE RANGE AND DIVIDEND POLICY

     The Common Stock is listed and trades on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low closing sales prices per share for the Common Stock, as reported on the NYSE Composite Tape, for the end of each quarter of the last two years.
                                                              High       Low
                                                              ----       ---
     Fifty-three weeks ended February 3, 1996:
Thirteen weeks ended April 29, 1995........................   $33        $27-1/8
Thirteen weeks ended July 29, 1995.........................    41         31-1/8
Thirteen weeks ended October 28, 1995......................    46         39-3/8
Fourteen weeks ended February 3, 1996......................   $48-1/2    $29-1/2

     Fifty-two weeks ended February 1, 1997:
Thirteen weeks ended May 4, 1996...........................   $44-5/8    $34
Thirteen weeks ended August 3, 1996........................    52-1/8     42-3/8
Thirteen weeks ended November 2, 1996......................    57-1/8     49-5/8
Thirteen weeks ended February 1, 1997......................   $52        $44-1/4

     As of April 4, 1997, the number of holders of record of the Common Stock was 233.

     The Company has not paid (since its initial public offering in February 1993 (the "Offering")), and does not currently intend to pay in the immediate future, cash dividends on its Common Stock. Subject to compliance with certain financial covenants set forth in the Company's existing credit agreement (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and restrictions contained in any future financing agreements, the payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected balance sheet and income statement information for the last three years and the transition period from January 1, 1995 through January 28, 1995, has been derived from the Consolidated Financial Statements of the Company audited by Deloitte & Touche LLP, independent auditors, whose report thereon appears elsewhere in this report. The selected financial data for 1993 and 1992 have been derived from the audited (unless noted otherwise) financial statements of the Company, not presented herein. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

                                                                                        Transition
                                                               52 Weeks    53 Weeks         Period
                                                                  Ended       Ended   January 1 to       Year Ended December 31
                                                             February 1  February 3     January 28      ------------------------
                                                                   1997        1996           1995      1994      1993     1992
                                                             ----------     -------           ----      ----   -------      ----
INCOME STATEMENT DATA(a)                                       (in thousands except retail operating data and per share data)
Net revenues..............................................   $1,603,115  $1,258,630        $42,539  $652,457  $552,194  $461,936
Cost of goods sold........................................      913,946     720,963         24,582   364,533   313,566   263,967
Purchase accounting adjustments to cost of goods sold(b)..            -      34,864              -         -         -         -
                                                             ----------  ----------        -------  --------  --------  --------
  Gross profit............................................      689,169     502,803         17,957   287,924   238,628   197,969
Selling, general and administrative expenses(c)...........      479,284     381,021         16,402   178,916   155,920   138,672
Business restructuring and integration expenses(d)........       18,970      51,900              -         -         -         -
Amortization of acquisition goodwill and other
  intangibles.............................................        9,562       6,637              -         -         -         -
                                                             ----------  ----------        -------  --------  --------  --------
  Operating income from continuing operations.............      181,353      63,245          1,555   109,008    82,708    59,297
Interest expense..........................................       41,947      29,611              -     2,199     3,255     6,882
                                                             ----------  ----------        -------  --------  --------  --------
  Income from continuing operations before income taxes...      139,406      33,634          1,555   106,809    79,453    52,415
Income tax expense (historical)...........................       55,762      14,658            614    42,919    30,208     4,906
                                                             ----------  ----------        -------  --------  --------  --------
  Income from continuing operations before cumulative
    effect of change in accounting principle and pro
    forma tax effects ....................................   $   83,644  $   18,976        $   941  $ 63,890  $ 49,245  $ 47,509
                                                             ==========  ==========        =======  ========  ========  ========
  Income from continuing operations (e)...................   $   83,644  $   18,976        $   941  $ 63,890  $ 58,656  $ 31,449
                                                             ==========  ==========        =======  ========  ========  ========
  Net income (f)..........................................   $   81,008  $   18,976        $   941  $ 63,890  $ 58,656  $ 31,449
                                                             ==========  ==========        =======  ========  ========  ========
  Weighted average common shares including equivalents:
    Primary...............................................       36,699      35,707         34,655    34,555
    Fully diluted.........................................       38,853
  Primary earnings per share:
    Income from continuing operations.....................   $     2.28  $     0.53        $  0.03  $   1.85
                                                             ==========  ==========        =======  ========
    Net income............................................   $     2.21  $     0.53        $  0.03  $   1.85
                                                             ==========  ==========        =======  ========
  Fully diluted earnings per share:
    Income from continuing operations.....................   $     2.26
                                                             ==========
    Net income............................................   $     2.19
                                                             ==========
RETAIL OPERATING DATA (unaudited)
Stores open at end of period:
  Nine West...............................................          285         268            231       229       203       180
  Easy Spirit.............................................          167         131              -         -         -         -
  9 & Co..................................................           79          63             43        43        28         6
  Enzo Angiolini..........................................           66          54             34        34        13         -
                                                                  -----         ---            ---       ---       ---       ---
    Total mall-based......................................          597         516            308       306       244       186
                                                                  -----         ---            ---       ---       ---       ---
  Nine West outlet........................................          141         123            100       100        62        44
  Easy Spirit outlet......................................           19          11              -         -         -         -
  Banister................................................          138         142              -         -         -         -
  Stein Mart..............................................           82          67              -         -         -         -
                                                                  -----         ---            ---       ---       ---       ---
    Total value-based.....................................          380         343            100       100        62        44
                                                                  -----         ---            ---       ---       ---       ---
      Total domestic stores...............................          977         859            408       406       306       230
      International stores................................           84          29              4         4         -         -
                                                                  -----         ---            ---       ---       ---       ---
        Total stores......................................        1,061         888            412       410       306       230
                                                                  =====         ===            ===       ===       ===       ===
Revenues per square foot(g):
  Nine West...............................................   $      529  $      543                 $    581  $    573  $    554
  Easy Spirit.............................................          538         495                        -         -         -
  9 & Co..................................................          308         322                      293       274         -
  Enzo Angiolini..........................................          571         552                      539         -         -
  Nine West outlet........................................          367         359                      361       368       381
  Easy Spirit outlet......................................          195         210                        -         -         -
  Banister................................................          162         166                        -         -         -
  Stein Mart..............................................          171         179                        -         -         -
  International...........................................   $      774  $      842                 $      -  $      -   $     -
Square footage of gross store space at end of period......    2,248,988   1,985,270                  691,338   506,100   364,824

                                                                                                             December 31
                                                             February 1  February 3                 ----------------------------
                                                                   1997        1996                     1994      1993      1992
BALANCE SHEET DATA                                                 ----        ----                     ----      ----      ----
Working capital...........................................   $  491,674  $  297,312                 $170,015  $171,482  $105,891
Total assets..............................................    1,261,063   1,160,092                  302,791   292,808   199,068
Long-term debt and due to stockholders....................      600,407     471,000                    2,400    50,951    88,322
Stockholders' equity......................................   $  360,540  $  328,326                 $234,627  $165,499  $ 54,636

                                                        (footnotes follow)
Notes:

(a) Income statement data for 1996 is not comparable to the prior years, as such information:(1) reflects a 52-week period (364 days) ended February 1, 1997 while 1995 reflects a 53-week period (371 days) ended February 3, 1996 and prior years are 365-day periods; and (2)includes the results of operations of the Footwear Group during the full 52-week period, while such Footwear Group results are only included in the 1995 period for the 37-week period from May 23, 1995 through February 3, 1996 and are excluded from all periods prior to the Acquisition. The Transition period was created due to the change in the Company's fiscal year. See "Basis of Presentation and Description of Business" and "Acquisitions" in the Notes to Consolidated Financial Statements.

(b) Reflects a $34.9 million non-recurring increase in cost of goods sold, attributable to the fair value of inventory over FIFO cost, recorded as a result of the Acquisition as required by the purchase method of accounting.

(c) Selling, general and administrative expenses include $1.2 million and $11.3 million for 1993 and 1992, respectively, for compensation and net life insurance expense relating to the Principal Stockholders that would have been in excess of the amounts existing (including discretionary bonuses) under arrangements in effect since the consummation of the Offering. In addition, 1993 includes a one-time payment of $8.5 million ($5.0 million net of income taxes) made to the Agent for past services occasioned upon the consummation of the Offering.

(d) Represents business restructuring and integration expenses associated primarily with the restructuring of North American manufacturing facilities in 1996 and with the integration of the Footwear Group into the Company in 1995. See "Business Restructuring and Integration Expenses" in the Notes to Consolidated Financial Statements.

(e) Represents unaudited pro forma amounts in 1993 and 1992. Pro forma income tax adjustments of $2.1 million and $16.1 million are reflected in 1993 and 1992, respectively, related to federal and state income taxes (assuming a 41% effective tax rate in 1993 and 40% in 1992) as if the Company had not been treated as an S corporation during the periods prior to the Offering. In connection with the Offering, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this change through February 8, 1993, increased net income by $11.5 million for 1993.

(f) Pro forma net income was $59.3 million, or $1.78 per share, in 1993. Pro forma adjustments reflect the reduction in selling, general and administrative expenses by $1.2 million for compensation and net life insurance expense relating to the Company's three principal stockholders (the "Principal Stockholders") that would have been in excess of the amounts existing (including discretionary bonuses) under arrangements in effect since the consummation of the Offering on February 9, 1993. Historical net income was $60.7 million and $47.5 million in 1993 and 1992, respectively.

(g) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross retail square footage. Revenues per square foot for 1995 with respect to those retail concepts operated by the Footwear Group (i.e., Easy Spirit, Easy Spirit Outlet, Banister and Stein
     Mart), are based upon pro forma revenues as though the Acquisition was consummated at the beginning of 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Effective June 27, 1995, the Board of Directors of the Company approved the change of the Company's fiscal year from December 31 to a 52/53-week period ending on the Saturday closest to January 31. The change in the Company's fiscal year created a transition period consisting of the four weeks which began on January 1, 1995 and ended on January 28, 1995. All references to years in the following discussion and analysis relate to fiscal years as defined in the Notes to Consolidated Financial Statements.

     On May 23, 1995, the Company consummated its Acquisition of the Footwear Group. Financial information for 1996, 1995 and 1994 is not comparable between years, as Footwear Group results are included in the entire 1996 period and are included in 1995 for the 37-week period from May 23, 1995 through February 3, 1996.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

Results of Operations

     Income from continuing operations for 1996 was $83.6 million, or $2.26 per share on a fully diluted basis, compared to income from continuing operations of $19.0 million, or $0.53 per share, for 1995. Results for 1996 include a net pretax charge of $19.0 million (the "Restructuring Charge"), of which approximately $13.8 million represents non-cash charges, primarily attributable to costs associated with the restructuring of North American manufacturing facilities. Excluding the effect of the Restructuring Charge, income from continuing operations for 1996 would have been $95.0 million, or $2.55 per share, on a fully diluted basis. Results for 1995 include: (1) a $34.9 million non-recurring increase in cost of goods sold, attributable to the fair value of inventory over FIFO cost, recorded as a result of the Acquisition (the "Cost of Goods Sold Adjustment"); and (2) $51.9 million in business restructuring and integration expenses and charges associated with the integration of the Footwear Group into the Company (the "Integration Charge"). Excluding the effect of these adjustments, income from continuing operations for 1995 would have been $71.6 million, or $2.01 per share.

     Since the Acquisition was consummated, the Company has continued to evaluate all facets of its business, from the sourcing of product to retail operations. Resulting from this ongoing review and analysis were decisions that led to the Restructuring Charge. In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of an excess of the Integration Charge of $2.3 million, resulting in a net pretax charge to earnings of $19.0 million, for costs associated with: (1) the restructuring of North American manufacturing facilities; (2)the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York (the "Relocation"); and (3)the repositioning of the 9 & Co. brand, which included the evaluation of retail site locations and the resulting closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge are: (1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million. Total cash outlays are expected to be $5.2 million, to be paid over a three-year period beginning in 1997.

     The Restructuring Charge reflects plans to close three domestic factories and discontinue or reconfigure certain operations at two other domestic manufacturing facilities. Domestic footwear production is expected to decrease from a current level of 7.5 million pairs to 5.0 million pairs by the end of 1997, as the Company pursues global sourcing opportunities in an effort to reduce overall product cost. The Company expects to save approximately $0.50 to $1.75 per pair depending on the construction and style of the shoe, as well as the global sourcing site, beginning in 1998. This action will affect 1,025 employees, or approximately 50% of the Company's domestic manufacturing work force. Total severance and termination benefit costs associated with this action are $9.6 million, which relate to benefits covered by the Company's existing severance plans. See "Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

     During 1995, the Company began the implementation of its planned business restructuring and integration activities related to the Acquisition. While some of the costs associated with the restructuring and integration of the Footwear Group into the Company were reflected in the allocation of the Acquisition cost, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million in the fourth quarter of 1995. The major components of the Integration Charge were: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) inventory valuation adjustments of $10.4 million; (4) accruals for lease and other contract terminations of $7.0 million; and (5) other integration and consolidation costs of $12.2 million. Total cash outlays related to this charge are expected to be approximately $20.3 million, of which $14.4 million and $4.4 million was paid during 1996 and 1995, respectively. The remaining liability for these activities at February 1, 1997 was $1.5 million, primarily related to severance payments that exceeded one year. The balance of this liability will be paid in 1997.

     The Integration Charge reflects plans to restructure international sourcing operations, to consolidate manufacturing and sourcing facilities located in Italy, Korea and the Far East, and to consolidate and integrate various domestic corporate and business unit operations and support functions. These business restructuring and integration actions (collectively, the "Integration Plan") are expected to save approximately $7.0 million annually. In relation to the Company's restructuring of its retail operations, the plan includes the elimination of duplicate product lines, the closing of approximately 40 of the Company's under-performing Banister retail stores, the conversion of a number of stores to other nameplates or formats during 1996, and the termination of the Company's agreement with Burlington Coat Factory for its operation of 84 shoe departments (the "Burlington Leased Departments") during 1996. The duplicate product lines mentioned above include: (1) the replacement of several footwear brands purchased from third party vendors and sold in the Company's Banister and certain other stores, with the Company's own branded footwear in the same product classifications and price points, and the elimination of certain product classifications (such as athletic, children's and men's footwear), from such stores; and (2) the elimination of one of the Company's footwear brands.

     Severance and termination benefits relate to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of February 1, 1997, approximately 450 employees had been terminated, with $6.6 million of severance and termination benefits being paid and charged against the liability. The remaining separations will be completed during 1997. See "Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

     The Integration Charge also included period costs of approximately $3.2 million in 1995, which were expensed as incurred and which consisted of integration-related outside consulting fees paid in connection with the implementation of major process improvements. The process improvements included the elimination of redundant operations ($684,000) and certain financial accounting systems ($995,000) and efficiency improvements in certain warehousing ($564,000) and retail store ($995,000) operations and systems.

     In connection with the Acquisition, the Company assumed, and included in the allocation of the Acquisition cost, accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million. These severance and relocation costs relate to the elimination of 295 administrative positions which had become duplicative through the combination of operations and process efficiencies realized, and relocation of certain Footwear Group functional and operational employees. Of these 295 position reductions, approximately 246 were eliminated by February l, 1997, with the remainder to be completed in 1997. As of February 1, 1997, approximately $6.3 million of severance and termination benefits and $7.6 million of relocation costs were paid and charged against these liabilities. See "Acquisitions" in the Notes to Consolidated Financial Statements.

     The following table sets forth the Company's consolidated statements of income in thousands of dollars and as a percentage of net revenues for the last three years. For comparative purposes, 1996 excludes the Restructuring Charge and 1995 excludes the Cost of Goods Sold Adjustment and the Integration Charge.

                                  As Adjusted         As Adjusted
                                      1996                1995              1994
                               -----------------   -----------------   ---------------
Net revenues.................  $1,603,115  100.0%  $1,258,630  100.0%  $652,457  100.0%
Cost of goods sold...........     913,946   57.0      720,963   57.3    364,533   55.9
                               ----------  -----   ----------  -----   --------  -----
   Gross profit..............     689,169   43.0      537,667   42.7    287,924   44.1
Selling, general and
   administrative expenses...     479,284   29.9      381,021   30.3    178,916   27.4
Amortization of acquisition
   goodwill and other
   intangibles ..............       9,562    0.6        6,637    0.5          -      -
                               ----------  -----   ----------  -----   --------  -----
   Operating income from
   continuing operations.....     200,323   12.5      150,009   11.9    109,008   16.7
Interest expense.............      41,947    2.6       29,611    2.3      2,199    0.3
                               ----------  -----   ----------  -----   --------  -----
   Income from continuing
   operations before income
   taxes.....................     158,376    9.9      120,398    9.6    106,809   16.4
Income tax expense...........      63,350    4.0       48,761    3.9     42,919    6.6
                               ----------  -----   ----------  -----   --------  -----
Income from continuing
   operations................  $   95,026    5.9%  $   71,637    5.7%  $ 63,890    9.8%
                               ==========  =====   ==========  =====   ========  =====

Net Revenues

     Net revenues were $1.6 billion in 1996 compared to $1.3 billion in 1995, an increase of $344.5 million, or 27.4%. Net revenues of the Company's wholesale division increased by $189.8 million, or 27.2%, of which: (1) approximately $116.0 million is attributable to the increase in net revenues resulting from the Acquisition, the results of operations of which, for 1995, are included only for the 37 weeks following the consummation of the Acquisition; and (2) $73.8 million is attributable to the increase in net revenues of the Company's wholesale division due to increased revenues from virtually all of the footwear brands and the growth and development of the Company's accessories business. Sales through the Company's retail stores increased $154.7 million, or 27.6%. The increase in net revenues of the retail division is attributable to: (1) the Acquisition of the Footwear Group ($84.9 million); (2) the opening (net of closings) of 143 domestic and 55 international retail stores ($74.4 million); and (3) comparable store sales increases ($15.7 million). These increases were offset by a decrease in sales attributable to the closing of 84 Burlington Leased Departments and 25 Banister retail stores ($20.3 million). The 84 Burlington Leased Departments and 25 Banister stores have been excluded from the 143 domestic openings (net of closings) mentioned above. Comparable store sales (including the sales of the acquired Footwear Group stores, had they been acquired as of the beginning of the comparable period of the prior year) increased 2.2% for 1996. Comparable store sales, excluding the results of the Banister stores and Stein Mart leased departments increased 5.2% during 1996. Comparable store sales for Banister and Stein Mart decreased during 1996 due to the significant 1995 promotional activity required to dispose of excess inventory acquired and to begin the repositioning of inventory to more of its branded product. Comparable store sales, for all periods, exclude the results of the 84 Burlington Leased Departments, which were closed during the first and second quarters of 1996.

     Net revenues increased by $606.2 million, or 92.9%, in 1995 from net revenues $652.5 million in 1994. Net revenues of the Company's wholesale division increased by $317.8 million, or 83.6%, of which: (1) $262.7 million is attributable to the Acquisition; and (2) $55.1 million is attributable to the increase in net revenues of the Company's wholesale brands that were marketed by the Company prior to the Acquisition. Sales through the Company's retail stores increased $288.4 million, or 105.8%, of which: (1) $193.9 million is attributable to the acquisition of 425 Footwear Group stores and the opening (net of closings) of 10 additional Footwear Group stores during 1995; and (2) $94.5 million is primarily attributable to the opening (net of closings) of 100 additional retail stores in formats operated by the Company prior to the Acquisition. Comparable store sales (including the sales of the acquired Footwear Group stores, had they been acquired as of the beginning of the comparable period of the prior year) decreased 1.1% for 1995. Excluding the impact of the Banister stores and Stein Mart leased departments, comparable store sales for 1995 increased 0.6%. The decrease in the Banister and Stein Mart comparable store sales was due to the repositioning of inventory to more of the Company's branded products and highly promotional 1994 sales activity, resulting in the total Company comparable store sales decrease. The weaker than anticipated retail environment during the fourth quarter holiday season, and the blizzard conditions both in the Midwest and Northeast, which resulted in 502 store days lost for the fourth quarter, also adversely affected comparable store results for the year. Comparable store sales, for all periods, exclude the results of the 84 Burlington Leased Departments, which were closed during the first and second quarters of 1996.

     During 1996, 1995 and 1994, wholesale net revenues accounted for 55.4%, 55.4% and 58.2%, respectively, of the Company's consolidated net revenues, while retail operations accounted for the remaining 44.6%, 44.6% and 41.8%, respectively.

Gross Profit

     Gross profit was $689.2 million in 1996, an increase of $151.5 million, or 28.2%, from $537.7 million in 1995 (excluding the Cost of Goods Sold Adjustment). Gross profit as a percentage of net revenues increased to 43.0% in 1996 from 42.7% in 1995. The increase in gross profit as a percentage of net revenues is primarily attributable to improved gross profit margins in the Banister and Stein Mart stores, due in part to the Company's repositioning of the product mix.

     Gross profit (excluding the Cost of Goods Sold Adjustment) in 1995 increased $249.7 million, or 86.7%, from $287.9 million in 1994. Gross profit as a percentage of net revenues decreased to 42.7% in 1995 from 44.1% in 1994. The decrease in gross profit as a percentage of net revenues is primarily attributable to the acquisition of the Footwear Group, whose gross margins were historically five to six percentage points lower than the Company's gross margins prior to the Acquisition.

     During the past two years, there have been moderate increases in the general price of leather, which have generally been reflected in the selling price of the Company's products. While the Company is not in a position to reasonably anticipate or predict how changes in labor, leather, and other raw material prices will ultimately impact the Company's gross profit margins in the future, the Company anticipates that such increases will be reflected in the selling price of the Company's products, to the extent possible under economic and competitive conditions prevailing at the time.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses (excluding the amortization of acquisition goodwill and other intangibles related to the Acquisition and the Restructuring Charge) were $479.3 million in 1996, compared to $381.0 million in 1995 (excluding the amortization of acquisition goodwill and other intangibles related to the Acquisition and the Integration Charge), an increase of $98.3 million, or 25.8%. SG&A expenses expressed as a percentage of net revenues improved to 29.9% in 1996 from 30.3% in 1995. The decrease in SG&A expenses expressed as a percentage of net revenues is due primarily to cost savings resulting from the consolidation and integration of various corporate and business unit operations and support functions since the Acquisition was consummated. The decrease in SG&A expenses as a percentage of net revenues was offset in part by an increase in SG&A expenses as a percentage of net revenues attributable to higher advertising expenses of the Footwear Group which were included for the full 52 weeks of 1996 compared to only 37 weeks during the 1995 period. While SG&A expenses as a percentage of net revenues during 1997 and the foreseeable future are expected to increase as a result of the opening of additional retail stores by the Company (including the commitments as of March 18, 1997 to open approximately 120 retail stores), such increases are not expected to have an adverse effect on the Company's operating margin, since these higher expenses are expected to be offset by the higher gross profit as a percentage of net revenues achieved by the Company's retail operations. SG&A expenses as a percentage of net revenues for the Company will increase beginning in 1997 in connection with: (1) an expanded marketing plan which includes higher advertising and promotional expenses than those incurred during 1996 and prior years; (2) the Company's continued international expansion; and (3) costs associated with the Company's recently launched cK/Calvin Klein Shoes and Bags division. The Company expects that the initiatives outlined in the Restructuring and Integration Charges, and the ongoing integration of the Footwear Group, will continue to produce synergies which will reduce SG&A expenses.

     SG&A expenses (excluding the amortization of acquisition goodwill and other intangibles related to the Acquisition and the Integration Charge) increased $202.1 million, or 113.0%, in 1995 from SG&A expenses of $178.9 million in 1994. SG&A expenses expressed as a percentage of net revenues rose to 30.3% in 1995 from 27.4% in 1994. The increase is due primarily to: (1) higher expenses as a percentage of net revenues experienced by the Footwear Group which are attributable to, among other things, significant expenditures by the Footwear Group for advertising which are included for the 37-week period following the consummation of the Acquisition; (2) the higher number of retail stores operating in 1995 which carry a higher expense level as a percentage of net revenues in relation to the Company's wholesale operations; and (3) the costs associated with performing duplicate functions and operating duplicate facilities during the integration of the Footwear Group into the Company.

Operating Income

     Operating income (excluding the Restructuring Charge) was $200.3 million, or 12.5% of net revenues, in 1996 compared to $150.0 million, or 11.9% of net revenues, in 1995 (excluding the Cost of Goods Sold Adjustment and the Integration Charge). The increase in operating income as a percentage of net revenues is attributable to the factors discussed above, offset slightly by the increase in amortization of acquisition goodwill and other intangibles related to the Acquisition. Fifty-two weeks of amortization is included in 1996 results, compared to 37 weeks of amortization during 1995.

     Operating income (excluding the Cost of Goods Sold Adjustment and the Integration Charge) in 1995 increased $41.0 million, or 37.6%, from $109.0 million or 16.7% of net revenues in 1994. The reduction in operating income as a percentage of net revenues in 1995 is attributable to the factors discussed above, and the amortization of acquisition goodwill and other intangibles related to the Acquisition of $6.6 million in 1995.

Interest Expense

     Interest expense was $41.9 million in 1996 compared to $29.6 million in 1995, an increase of $12.3 million or, 41.7%. The increased expense was primarily due to Acquisition-related debt, which was outstanding only for the 37-week period subsequent to the Acquisition in 1995, but was outstanding during all of 1996. The increased expense was partially offset by a decrease in the weighted average interest rate from 7.4% during 1995 to 6.5% during 1996. In addition to amending and restating the Company's credit agreement (the "Credit Agreement") in order to achieve more favorable interest rate terms, the decrease in the weighted average interest rate is also attributable to refinancing the Company's bank debt with lower cost alternatives such as: (1) the issuance of $187.5 million principal amount of 5.5% convertible subordinated notes due July 15, 2003 (the "Notes") during the second quarter of 1996; and (2) the Company's revolving accounts receivable securitization program (the "Receivables Facility").

     Interest expense increased by $27.4 million in 1995 from $2.2 million in 1994. The increased expense is due to $559.8 million in term loans and a revolving credit loan incurred by the Company to finance the Acquisition.

Liquidity and Capital Resources

     The Company relies primarily upon cash flow from operations and borrowings under the Company's Credit Agreement to finance operations and expansion. Cash used by operating activities was $87.9 million in 1996, compared to cash provided by operating activities of $137.6 million in 1995 and $66.0 million in 1994. The $225.5 million decrease in 1996 cash flow from operations as compared to 1995 is due primarily to: (1) additional working capital requirements as a result of the Acquisition and the Company's expansion; (2) $7.8 million of severance and relocation payments made in 1996 in connection with the Acquisition compared to $6.1 million of severance and relocation payments in 1995; and (3) $14.4 million of payments made in 1996 in connection with the Integration Charge compared to $4.4 million in 1995.

     The $71.6 million increase in 1995 cash flow from operations as compared to 1994 is due primarily to: (1) proceeds of $61.6 million from the sale of trade accounts receivable as part of the Receivables Facility; (2) changes in working capital attributable to the Company's change in fiscal year end; and (3) the additional working capital requirements of the Footwear Group. Cash flows from operations in 1995 include the effects of changes in Footwear Group working capital from the Acquisition date to February 3, 1996. Cash flows from operations in 1995 include cash outlays of: (1) $6.1 million of severance and relocation payments that were accrued in connection with the Acquisition; and
(2) $4.4 million of payments made in connection with the Integration Charge.

     Working capital was $491.7 million at February 1, 1997 compared to $297.3 million at February 3, 1996. The increase in the working capital balance is due primarily to: (1) a $105.2 million increase in inventory due to inventory requirements of 118 additional domestic retail stores and 55 additional international stores operating at year-end, wholesale on-order requirements and expansion of open stock programs, early production of inventory for Easy Spirit in preparation for the domestic factory closings and a shift in the timing of factory shipments between years; and (2) a $77.1 million decrease in accounts payable and accrued expenses and other current liabilities. Additionally, working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Total cash outlays related to the Restructuring Charge are estimated to be $5.2 million and are expected to be paid over a three-year period beginning in 1997. Cash outlays for the Integration Charge are expected to be $20.3 million, of which $14.4 million was paid during 1996, bringing total payments through February 1, 1997, made in connection with the Integration Charge, to $18.8 million. In connection with the Acquisition, the Company assumed and included in the allocation of acquisition cost: (1) accruals for involuntary severance and termination benefits of $8.6 million; and (2) relocation costs of $8.2 million. As of February 1, 1997, approximately $6.3 million and $7.6 million of severance and termination benefits, and relocation costs, respectively, were paid and charged against these liabilities ($4.4 million and $3.4 million of severance and termination benefits, and relocation costs, respectively, were paid during 1996). The Company anticipates that the remaining $4.4 million in cash outlays related to the Acquisition related severance and termination benefits and relocation costs, and the Integration Charge will be substantially paid in the first quarter of 1997.

     Under the Credit Agreement, the Company has a $322.0 million quarterly amortizing term loan and may borrow up to $225.0 million under a revolving credit facility, including letters of credit up to $100.0 million. The Credit Agreement expires on November 1, 2001. Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company, excluding receivables related to the Receivables Facility, and bear interest, at the Company's option, at rates based on the Citibank, N.A. base rate or the Eurodollar index rate. Borrowings under the Credit Agreement will become unsecured should the Company reach an "investment grade" rating on its long-term senior indebtedness. The Company has entered into interest rate hedge agreements to reduce the impact on interest expense from fluctuating interest rates on variable rate debt. See "Financial Instruments" in the Notes to Consolidated Financial Statements. As of March 18, 1997, $124.0 million of borrowings and $35.4 million of letters of credit were outstanding on a revolving basis and $65.6 million was available for future borrowing.

     The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Agreement, the Company is required to comply with financial covenants relative to net worth, fixed charge coverage and leverage. Borrowings under the Credit Agreement may be prepaid or retired by the Company without penalty prior to the maturity date of November 1, 2001. Loans under the Credit Agreement are subject to mandatory prepayments under certain conditions.

     In December 1995, the Company entered into an agreement to create the five-year Receivables Facility, under which up to $115.0 million of funding may be obtained based on the accounts receivable of the Company. The principal benefit of the Receivables Facility is a reduction in the Company's cost of funding related to its long-term debt. Proceeds from the Receivables Facility of $61.6 million were used to permanently pay-down a portion of the non-amortizing term loan. The effective interest rate incurred by the Company on funding obtained under the Receivables Facility was 6.2% as of February 1, 1997.

     In June 1996, the Company issued $185.7 million of Notes. The Notes are convertible into common stock of the Company at a conversion price of $60.76 per share, subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. Proceeds from the issuance of the Notes were approximately $181.3 million (net of underwriter's discounts of $4.4 million) and were used to repay a portion of the outstanding indebtedness under the Credit Agreement.

     The weighted average interest rate on the Company's long-term debt outstanding (including the Notes) as of February 1, 1997 was approximately 6.2%. The Company continually evaluates its financing alternatives to reduce cost of capital.

     On June 5, 1996, the Company made a net payment of $42.5 million to The United States Shoe Corporation ("U.S. Shoe"), in connection with: (1) the settlement of the post-closing balance sheet dispute relating to the Acquisition; and (2) the repurchase by the Company of the Warrants, which was financed under the Company's revolving credit facility. See "Acquisitions" in the Notes to Consolidated Financial Statements.

     Capital expenditures totaled $42.8 million in 1996, $39.9 million in 1995 and $23.1 million in 1994. Capital expenditures in 1996 relate primarily to the Company's retail store expansion and remodeling programs. Capital expenditures in 1995 relate primarily to the Company's store expansion and remodeling programs and the construction and equipping of a 170,000 square foot addition to its New Jersey distribution center, which commenced in October 1994 and was completed in June 1995 at a total cost of approximately $7.8 million. Capital expenditures with respect to the distribution center expansion totaled $5.2 million in 1995. Capital expenditures in 1994 relate primarily to the Company's store expansion and remodeling programs. The Company estimates that its capital expenditures for 1997 will be approximately $75.0 million to $85.0 million, relating primarily to: (1) the ongoing expansion of its domestic and international retail operations (approximately $50.0 million); (2) equipment for its distribution and manufacturing facilities (approximately $6.0 million); and
(3) leasehold improvements, furniture and fixtures, and equipment associated with the Relocation (approximately $20.0 million). The actual amount of the Company's capital expenditures depends, in part, on requirements related to the integration of the Footwear Group into the Company, the number of new stores opened, the number of stores remodeled, the amount of any construction allowances the Company may receive from the landlords of its new stores and any unexpected costs incurred in connection with the Relocation. The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations.

     The Company expects that its current cash balances, cash flows anticipated to be generated from operations and availability under its revolving credit facility will be sufficient to fund the Relocation, business restructuring and integration of the Footwear Group, and other operating cash needs and growth opportunities (including planned domestic and international retail store openings for 1997) for at least the next 12 months. From time to time, the Company evaluates potential acquisitions of businesses which complement the business of the Company. Depending on the cash consideration required in such potential acquisitions, the Company may determine to finance such transactions with its cash flows from operations, or may pursue raising additional funds through various financing vehicles, such as additional bank financing or one or more public or private offerings of the Company's securities, or both.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report which are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company. Certain of such risks and uncertainties relate to competition in the industry; changes in the prevailing costs of leather and other raw materials, labor and advertising; changes in consumer demands and preferences; retail store construction delays; the availability of desirable retail locations and the negotiation of acceptable lease terms for such locations; the ability of the Company to place its products in desirable sections of its department store customers; the level of savings to be achieved from initiatives outlined in the Restructuring and Integration Charges and the ongoing integration of the Footwear Group; and unexpected costs incurred in connection with the Relocation.

NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted in 1997. The general requirements of SFAS No. 128 principally apply to the presentation of earnings per share in the financial statements. Primary and fully diluted earnings per share will be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation will compute earnings per share based only on the weighted average number of common shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation will be computed similarly to fully diluted Earnings per share. Earnings per share for the Company will be affected due to outstanding convertible debt and equity instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Management's Responsibility for Financial Statements...................     XX

Independent Auditors' Report...........................................     XX

Consolidated Statements of Income - Fifty-two weeks ended February 1,
1997, Fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and the year
ended December 31, 1994................................................     XX

Consolidated Balance Sheets - February 1, 1997 and February 3, 1996...      XX

Consolidated Statements of Cash Flows - Fifty-two weeks ended
February 1, 1997, Fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and
the year ended December 31, 1994.......................................     XX

Consolidated Statements of Stockholders' Equity - Fifty-two weeks ended February 1, 1997, Fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending on January 28, 1995, and
the year ended December 31, 1994.......................................     XX

Notes to Consolidated Financial Statements (includes certain
supplemental financial information required by Item 8 of Form 10-K)....    XX-XX

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Nine West Group Inc.:

     We have audited the accompanying consolidated balance sheets of Nine West Group Inc. and subsidiaries (the "Company") as of February 1, 1997 and February 3, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the year ended December 31, 1994 and for the transition period from January 1 to January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for the fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the year ended December 31, 1994 and for the transition period from January 1 to January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Stamford, Connecticut
March 17, 1997

                      NINE WEST GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Transition
                                        1996        1995      Period      1994
                                        ----        ----  ----------      ----
                                      (in thousands except per share data)
Net revenues..................... $1,603,115  $1,258,630     $42,539  $652,457
Cost of goods sold...............    913,946     720,963      24,582   364,533
Purchase accounting adjustments
 to cost of goods sold...........          -      34,864           -         -
                                  ----------  ----------     -------  --------
 Gross profit....................    689,169     502,803      17,957   287,924
Selling, general and
 administrative expenses.........    479,284     381,021      16,402   178,916
Business restructuring and
 integration expenses............     18,970      51,900           -         -
Amortization of acquisition
 goodwill and other intangibles..      9,562       6,637           -         -
                                  ----------  ----------     -------  --------
 Operating income from continuing
  operations.....................    181,353      63,245       1,555   109,008
Interest expense.................     41,947      29,611           -     2,199
                                  ----------  ----------     -------  --------
Income from continuing operations
  before income taxes............    139,406      33,634       1,555   106,809
Income tax expense...............     55,762      14,658         614    42,919
                                  ----------  ----------     -------  --------
Income from continuing
  operations.....................     83,644      18,976         941    63,890
Loss on disposal of
  discontinued operation (net of
  tax benefits of $1,419)........     (2,636)          -           -         -
                                  ----------  ----------     -------  --------
 Net income...................... $   81,008  $   18,976     $   941  $ 63,890
                                  ==========  ==========     =======  ========
Weighted average common shares
 and common share equivalents
 outstanding:
  Primary........................     36,699      35,707      34,655    34,555
  Fully diluted..................     38,853
Primary earnings per share:
  Continuing operations.......... $     2.28       $0.53       $0.03     $1.85
  Loss on disposal of
  discontinued operation.........      (0.07)          -           -         -
                                  ----------  ----------     -------  --------
Primary earnings per share....... $     2.21  $     0.53     $  0.03  $   1.85
                                  ==========  ==========     =======  ========
Fully diluted earnings per share:
  Continuing operations.......... $     2.26
  Loss on disposal of
  discontinued operation.........      (0.07)
                                  ----------
Fully diluted earnings per share. $     2.19
                                  ==========
   The accompanying Notes are an integral part of the Consolidated Financial
                                   Statements.

                      NINE WEST GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       February 1    February 3
                                                             1997          1996
                                                             ----          ----
                                               (in thousands except share data)
                        ASSETS
Current Assets:
 Cash..............................................    $   25,176      $ 20,782
 Accounts receivable - net.........................       100,718        78,867
 Inventories - net.................................       501,830       396,676
 Deferred income taxes.............................        38,236        46,088
 Assets held for sale - net........................        13,589        31,118
 Prepaid expenses and other current assets.........        42,457        18,249
                                                        ---------    ----------
  Total current assets.............................       722,006       591,780
Property and equipment - net.......................       138,249       136,719
Deferred income taxes..............................        18,262        21,658
Goodwill - net.....................................       203,020       233,149
Trademarks and trade names - net...................       142,337       146,053
Other assets.......................................        37,189        30,733
                                                       ----------    ----------
  Total assets.....................................    $1,261,063    $1,160,092
                                                       ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable..................................    $   91,059      $139,731
 Accrued expenses and other current liabilities....       106,273       134,737
 Current portion of long-term debt.................        33,000        20,000
                                                       ----------    ----------
   Total current liabilities.......................       230,332       294,468
Long-term debt.....................................       600,407       471,000
Other non-current liabilities......................        69,784        66,298
                                                       ----------    ----------
   Total liabilities...............................       900,523       831,766
                                                       ----------    ----------
Stockholders' Equity:
 Common stock ($0.01 par value, 100,000,000
  shares authorized; 35,792,613 and 35,240,052
  shares issued and outstanding)...................           358           352
 Warrants..........................................             -        57,600
 Additional paid-in capital........................       140,395       131,595
 Retained earnings.................................       219,787       138,779
                                                       ----------    ----------
   Total stockholders' equity......................       360,540       328,326
                                                       ----------    ----------
    Total liabilities and stockholders' equity.....    $1,261,063    $1,160,092
                                                       ==========    ==========


   The accompanying Notes are an integral part of the Consolidated Financial
                                   Statements.

                        NINE WEST GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Transition
                                                              1996       1995      Period     1994
                                                              ----       ----        ----     ----
                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................  $  81,008   $ 18,976      $  941  $63,890
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization.......................     32,983     24,409         727    7,558
   Provision for losses on accounts receivable.........      6,797     15,762        (822)   2,485
   Provision for losses on inventory...................      4,536     11,729         306    2,849
   Loss on disposal of property and equipment..........      2,807      1,660           -      274
   Loss on disposal of discontinued operation..........      2,636          -           -        -
   Business restructuring and integration expenses.....     (9,247)    43,779           -        -
   Deferred income taxes...............................     11,248    (24,177)        521      215
   Changes in assets and liabilities excluding effects
    of acquisitions:
     Increase in balance of accounts receivable sold...     10,610     61,590           -        -
     Accounts receivable...............................    (39,775)   (42,474)      4,666   (9,657)
     Inventory.........................................   (107,388)   (48,283)     (6,914)  10,660
     Prepaid expenses and other assets.................    (19,893)      (548)        314   (1,075)
     Accounts payable..................................    (48,703)    69,946       4,104  (10,926)
     Accrued expenses and other current liabilities....    (15,524)     5,256      (4,213)    (312)
                                                         ---------   --------      ------  -------
Net cash provided (used) by operating activities.......    (87,905)   137,625        (370)  65,961
                                                         ---------   --------      ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment....................    (42,806)   (39,944)       (360) (23,096)
Proceeds from sale of property and equipment...........     19,617          -           -        -
Business acquisitions - net of cash acquired...........    (11,580)  (581,261)     (1,820)       -
Acquisition purchase price settlement..................     25,000          -           -        -
Proceeds from sale of discontinued operation...........      2,800          -           -        -
Net (increase) decrease in other assets................      6,046       (176)       (182)  (1,477)
                                                         ---------   --------      ------  -------
Net cash used by investing activities..................       (923)  (621,381)     (2,362) (24,573)
                                                         ---------   --------      ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under financing agreements...    128,000    (11,710)      1,500  (40,971)
Proceeds from issuance of long-term debt...............    232,016    559,810           -        -
Repayments of long-term debt...........................   (218,000)   (61,000)          -   (7,745)
Repurchase of warrants.................................    (67,500)         -           -        -
Net proceeds from issuance of stock....................     18,706     13,182           -    4,121
                                                         ---------   --------      ------  -------
Net cash provided (used) by financing activities.......     93,222    500,282       1,500  (44,595)
                                                         ---------   --------      ------  -------
NET INCREASE (DECREASE) IN CASH........................      4,394     16,526      (1,232)  (3,207)
CASH, BEGINNING OF PERIOD..............................     20,782      4,256       5,488    8,695
                                                         ---------   --------      ------  -------
CASH, END OF PERIOD....................................  $  25,176   $ 20,782      $4,256  $ 5,488
                                                         =========   ========      ======  =======


       The accompanying Notes are an integral part of the Consolidated Financial Statements.

                      NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common Stock
                                   --------------------
                                     Number of                     Additional                     Total
                                   Outstanding                        Paid-In   Retained  Stockholders'
                                        Shares  Amount  Warrants      Capital   Earnings         Equity
                                   -----------  ------  --------   ----------   --------  -------------
                                                       (in thousands except share data)

Balance at December 31, 1993....    34,386,450    $344    $     -    $110,183   $ 54,972       $165,499

 Net income.....................                                                  63,890         63,890

 Stock options exercised,
  including tax benefit.........       222,095       2                  5,236                     5,238
                                    ----------    ----     ------    --------   --------       --------
Balance at December 31, 1994....    34,608,545    $346    $     -    $115,419   $118,862       $234,627

 Net income.....................                                                     941            941

 Issuance of stock to effect
  L.J.S. acquisition............       108,060       1                  2,999                     3,000
                                    ----------    ----     ------    --------   --------       --------
Balance at January 28, 1995.....    34,716,605     347          -     118,418    119,803        238,568

 Net income.....................                                                  18,976         18,976

 Stock options exercised,
  including tax benefit.........       523,447       5                 13,177                    13,182

 Issuance of warrants to effect
  Footwear Group acquisition....                           57,600                                57,600
                                    ----------    ----    -------    --------   --------       --------
Balance at February 3, 1996.....    35,240,052     352     57,600     131,595    138,779        328,326

 Net income.....................                                                  81,008         81,008

 Stock options exercised,
  including tax benefit.........       552,561       6                 18,700                    18,706

 Repurchase of warrants.........                          (57,600)     (9,900)                  (67,500)
                                    ----------    ----    -------    --------   --------       --------
Balance at February 1, 1997.....    35,792,613    $358    $     -    $140,395   $219,787       $360,540
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

     Effective June 27, 1995, the Board of Directors of the Company approved the change of the Company's fiscal year from December 31 to a 52/53-week period ending on the Saturday closest to January 31. Fiscal 1996 consists of the 52-week period which ended on February 1, 1997. Fiscal 1995 consists of the 53-week period which began on January 29, 1995 and ended on February 3, 1996. Fiscal 1994 consists of the 12-month period which ended on December 31, 1994. References to years in this annual report relate to these fiscal years. The change in the Company's fiscal year created a transition period consisting of the four weeks which began on January 1, 1995 and ended on January 28, 1995 (the "Transition Period").

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Financial information for 1996, 1995 and 1994 is not comparable between years, as Footwear Group results are included in the entire 1996 period and are included in 1995 for the 37-week period from May 23, 1995 through February 3, 1996.

     The Company designs, develops, manufactures and markets women's footwear and accessories. The Company operates in the footwear and accessories industry, marketing its products through wholesale and retail channels in the United States as well as in other countries. The Company markets footwear under the brand names Nine West, Amalfi, Bandolino, Calico, cK/Calvin Klein Shoes and Bags, Easy Spirit, Enzo Angiolini, Evan Picone, 9 & Co., Pappagallo, Pied a Terre, Selby and Westies, and under private labels. The Company's products are manufactured principally in Brazil, and to a lesser extent in Italy, Spain and China, at independent factories not owned by the Company. The Company's footwear is also manufactured at five domestic shoe factories, two domestic component factories and three foreign component factories that are owned by the Company. The Company has announced a restructuring plan for its North American manufacturing facilities to be completed in 1997. See "Business Restructuring and Integration Expenses." The Company has entered into a long-term contract with its buying agent to oversee its third-party sourcing activities in Brazil and other countries. The Company does not have any contracts with its independent manufacturers, but relies on its long-standing relationship with the Brazilian factories and its buying agent, in addition to its own factories, to provide an uninterrupted source of inventory.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories
     Inventories are valued at the lower of cost or market. Approximately 62% and 65% of inventories were determined by using the FIFO (first in, first out) method of valuation as of February 1, 1997 and February 3, 1996, respectively; the remainder is determined by the weighted average cost method. Inventory is comprised of (in thousands):



                                          February 1, 1997    February 3, 1996
                                          ----------------    ----------------

     Raw materials.................               $ 27,969            $ 22,450
     Work in process...............                  3,543               3,890
     Finished goods................                470,318             370,336
                                                  --------            --------
       Total inventory.............               $501,830            $396,676
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

Net Revenues
     Wholesale revenues, including commissions received in conjunction with private label footwear, are recognized upon shipment of products to customers. Retail revenues are recognized when the payment is received from customers. Revenues are net of returns and exclude sales tax. Licensing revenue is recognized on the basis of net sales by the licensee. Allowances for estimated discounts and returns are provided when sales are recorded. Actual discounts and returns incurred could differ from those estimates.

Retail Store Opening Costs
     Costs of opening new retail stores are amortized over the one-year period immediately following the incurrence of such costs.

Earnings Per Share
     Primary earnings per share are computed by dividing net income by the number of weighted average common shares and common share equivalents outstanding. Primary weighted average common shares and common share equivalents for 1996 and 1995 consist of common stock issued and outstanding of 35,647,000 and 35,011,000 shares and primary common stock equivalents of 1,052,000 and 696,000 shares, respectively. Primary weighted average common shares and common share equivalents for 1994 consist of 34,555,000 common shares issued and outstanding.

     Fully diluted earnings per share assumes conversion to common stock of $185.7 million principal amount of 5.5% convertible subordinated notes due 2003 (the "Notes"), issued in June 1996, and adjusts net earnings by the after-tax interest expense related to the Notes.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted in 1997. The general requirements of SFAS No. 128 principally apply to the presentation of earnings per share in the financial statements. Primary and fully diluted earnings per share will be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation will compute earnings per share based only on the weighted average number of common shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation will be computed similarly to fully diluted earnings per share. Earnings per share for the Company will be affected due to outstanding convertible debt and equity instruments.

Reclassifications
     Reclassifications have been made to certain prior year amounts to conform to current year presentation.

Cash Flows
     Cash paid for income taxes was $46.0 million, $28.7 million and $45.9 million for 1996, 1995 and 1994, respectively. Cash paid for interest was $39.0 million, $29.4 million and $2.3 million for 1996, 1995 and 1994, respectively. In 1995, non-cash financing activities included the issuance of warrants, valued at $57.6 million, in connection with the Acquisition. See "Acquisitions." During the Transition Period, non-cash financing activities included the issuance of $3.0 million of Common Stock in connection with the acquisition of L.J.S. Accessory Collections, Inc.

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

Intangible Assets
     Intangible assets are amortized on a straight-line basis over their estimated lives. See "Acquisitions." The carrying values of intangible assets are periodically reviewed by the Company and impairments are recognized when the expected future undiscounted operating cash flows derived from such intangible assets is less than their carrying value.

3.   Acquisitions

     On May 23, 1995, the Company consummated the Acquisition for a total purchase price of $560.0 million in cash, plus warrants (the "Warrants"), exercisable for a period of eight and one-half years from the date of issuance, to purchase 3.7 million shares of Common Stock at an exercise price of $35.50 per share.

     On June 5, 1996, the Company and The United States Shoe Corporation ("U.S. Shoe") consummated a settlement (the "Settlement") of a post-closing balance sheet dispute relating to the Acquisition. Pursuant to the Settlement, U.S. Shoe was obligated to pay the Company $25.0 million, which has been recorded as a reduction in goodwill. In addition, the Company and U.S. Shoe agreed that the Company would repurchase the Warrants for $67.5 million. The net payment by the Company to U.S. Shoe of $42.5 million was financed with borrowings under the Company's revolving credit facility.

     The Acquisition was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of May 23, 1995. The relative fair values of the assets acquired and liabilities assumed are based upon valuations and other information. In connection with the Acquisition, the Company assumed and included in the allocation of the acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million. These severance and relocation costs were incurred as a result of the Company's integration plan announced during 1995. The integration plan relates to the elimination of 295 administrative positions that became duplicative through the combination of operations and process efficiencies realized and relocation of certain Footwear Group functional and operational employees. As of February 1, 1997, approximately 246 of the 295 positions were eliminated, with the remaining reductions to be completed in 1997. As of February 1, 1997, approximately $6.3 million of severance and termination benefits and $7.6 million of relocation costs were paid and charged against these liabilities ($4.4 million and $3.4 million, respectively, during 1996). Goodwill, trademarks and trade names are amortized on a straight-line basis over a 40-year period.

     The following table summarizes the allocation of the aggregate consideration paid (in thousands) to the fair value of the assets acquired and the liabilities assumed by the Company in connection with the Acquisition:

     Current assets
        Cash.....................................      $  2,394
        Accounts receivable......................        51,293
        Inventories..............................       212,856
        Assets held for sale.....................        34,488
        Deferred income taxes....................        11,892
        Other....................................         1,062
                                                       -------------------
           Total current assets..................                 $313,985
     Property and equipment......................                   58,988
     Cost in excess of net assets acquired.......                  208,862
     Trademarks and trade names..................                  148,627
     Deferred income taxes.......................                   20,521
     Other assets................................                   22,550
                                                                  --------
                                                                   773,533
     Accounts payable............................       (27,656)
     Accrued expenses............................       (80,951)
     Other non-current liabilities...............       (48,671)
                                                        ------------------
                                                                  (157,278)
                                                                  --------
           Net consideration paid................                 $616,255
                                                                  ========

     Included in the assets acquired in the Acquisition were: (1) certain office and warehouse facilities located in Cincinnati, Ohio (the "Cincinnati Facilities"); and (2) the Texas Boot division ("Texas Boot"). The Company consummated the sale of Texas Boot on January 24, 1997. See "Discontinued Operation." Upon Acquisition, the Company determined that the Cincinnati Facilities did not meet its long-term strategic objectives and decided to sell the Cincinnati Facilities within one year from the date of Acquisition. The net assets related to the Cincinnati Facilities were recorded in the balance sheet under the caption "Assets held for sale - net" at their estimated net proceeds. The Company is currently in negotiations to sell the Cincinnati Facilities.

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

                                                       1995                1994
                                                 ----------          ----------
(in thousands, except per share amounts)
Net revenues.............................        $1,435,679          $1,264,359
Net income...............................            15,115              54,697
Earnings per common share................        $     0.42          $     1.58

     The foregoing Pro Forma Summary should not be considered indicative of actual results that would have occurred had the Acquisition been consummated on the date or for the period indicated, and does not purport to be indicative of results of operations as of any future date or for any period.

     During the past two years, the Company has also completed several smaller acquisitions, each of which has been accounted for in accordance with the purchase method of accounting. The consolidated financial statements include the operating results of each business acquired from its date of acquisition. Pro forma results of operations have not been presented as the effects of these acquisitions, both individually and in the aggregate, were not material to the financial statements taken as a whole.

4.   BUSINESS RESTRUCTURING AND INTEGRATION EXPENSES

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of an excess of the Integration Charge (defined below) of $2.3 million, resulting in a net pretax charge to earnings of $19.0 million (the "Restructuring Charge"), for costs associated with: (1) the restructuring of North American manufacturing facilities; (2)the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York; and (3) the repositioning of the 9 & Co. brand, which included the evaluation of retail site locations and the resulting closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge are: (1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million. The Restructuring Charge balance of $21.3 million at February 1, 1997 is included in accrued expenses and other current liabilities.

     The Restructuring Charge reflects plans to close three domestic factories and discontinue or reconfigure certain operations at two other domestic manufacturing facilities. Domestic footwear production is expected to decrease from a current level of 7.5 million pairs to 5.0 million pairs by the end of 1997, as the Company pursues global sourcing opportunities in an effort to reduce overall product cost. This action will affect 1,025 employees, or approximately 50% of the Company's domestic manufacturing work force. Total severance and termination benefit costs associated with this action are $9.6 million, which relate to benefits covered by the Company's existing severance plans. See "Employee Benefit Plans."

     During 1995, the Company began the implementation of its planned business restructuring and integration activities related to the Acquisition. While some of the costs associated with the restructuring and integration of the Footwear Group into the Company were reflected in the allocation of the Acquisition cost, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million in the fourth quarter of 1995 (the "Integration Charge"). The major components of the Integration Charge were: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) inventory valuation adjustments of $10.4 million; (4) accruals for lease and other contract terminations of $7.0 million; and (5) other integration and consolidation costs of $12.2 million. Total cash outlays related to this charge are expected to be approximately $20.3 million, of which $14.4 million and $4.4 million was paid during 1996 and 1995, respectively. The remaining liability for these activities at February 1, 1997 was $1.5 million, primarily related to severance payments that exceeded one year, and is included in accrued expenses and other current liabilities.

     The Integration Charge reflects plans to restructure international sourcing operations and consolidate certain manufacturing and sourcing facilities located in Italy, Korea and the Far East, and the consolidation and integration of various corporate and business unit operations and support functions. In relation to the Company's restructuring of its retail operations, the plan included the elimination of duplicate product lines, the closing of approximately 40 of the Company's under performing Banister retail stores and conversion of a number of stores to other nameplates or formats during 1996, and the termination of the Company's agreement with Burlington Coat Factory for its operation of 84 shoe departments during 1996.

     Severance and termination benefits relate to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of February 1, 1997, approximately 450 employees had been terminated, with $6.6 million of severance and termination benefits being paid and charged against the liability. The remaining separations will be completed during 1997.

     The Integration Charge also included period costs of approximately $3.2 million in 1995, which were expensed as incurred and which consisted of integration-related outside consulting fees paid in connection with the implementation of major process improvements. The process improvements included the elimination of redundant operations ($684,000) and certain financial accounting systems ($995,000) and efficiency improvements in certain warehousing ($564,000) and retail store ($995,000) operations and systems.

  The following table summarizes the activity of the Integration Charge through February 1, 1997:

                                                                                          Other
                                                       Lease and                    Integration
                           Severance and    Asset       Contract      Inventory             and
                             Termination    Write-   Termination      Valuation   Consolidation
     (in thousands)             Benefits    Downs          Costs    Adjustments           Costs    Total
                                --------    ------         -----    -----------           -----    -----

1995 provision...........        $7,650   $14,620        $7,046        $10,423         $12,161  $51,900
1995 activity............          (836)  (14,620)         (235)            (-)         (4,253) (19,944)
                                 ------   -------        ------        -------         -------  -------
February 3, 1996 balance.         6,814         -         6,811         10,423           7,908   31,956
1996 activity............        (5,388)       (-)       (4,866)       (10,423)         (7,540) (28,217)
Reversal of excess
 Integration Charge......          (335)       (-)       (1,795)            (-)           (133)  (2,263)
                                 ------   -------        ------        -------         -------  -------
February 1, 1997 balance.        $1,091   $     -        $  150        $     -         $   235  $ 1,476
                                 ======   =======        ======        =======         =======  =======

     In connection with the restructuring of its international sourcing operations, the Company has substantially completed the liquidation of its sourcing offices located in the Far East and began to source substantially all of its Far East production through its new agency arrangement.

     In connection with the restructuring of its retail operations, the Company has completed (1) the closing of all 84 leased departments operated within Burlington Coat Factory stores; and (2) 35 of 40 planned Banister retail store closings through February 1, 1997. The remaining five planned Banister retail store closings are expected to be completed during the first quarter of 1997.

5.   DISCONTINUED OPERATION

     Upon Acquisition, the Company determined that Texas Boot did not meet its long-term strategic objectives and decided to sell the business within one year from the date of the Acquisition. The net assets related to the business were recorded in the balance sheet under the caption "Assets held for sale - net" at their estimated net proceeds, as adjusted for estimated cash flows from operations and estimated interest expense during the holding period (approximately one year) on the incremental debt incurred to finance the purchase of these assets. The results of operations related to these assets held for sale, subsequent to July 29, 1995 and interest expense on the allocated debt, which aggregate approximately $4.7 million of losses and $4.8 million of income, have been excluded from the 1996 and 1995 consolidated statements of income, respectively, as required by Emerging Issues Task Force ("EITF") 87-11. See "Acquisitions." During the second quarter of 1996, the holding period under EITF 87-11 had expired and the Company accounted for the expected loss from the disposal of net assets and anticipated operating losses from the measurement date through the estimated date of disposal as a discontinued operation, resulting in a charge of $2.6 million, net of income tax benefits of $1.4 million. The sale of Texas Boot was consummated on January 24, 1997. The Company received $2.8 million in cash and notes and other financial instruments in the total amount of $5.2 million in connection with this disposition. See "Restatement of Quarterly Financial Data."

6.   ACCOUNTS RECEIVABLE - NET

     Receivables are presented net of reserves for doubtful accounts and other allowances of $47.3 million and $42.8 million at February 1, 1997 and February 3, 1996, respectively.

7.   PROPERTY AND EQUIPMENT - NET

     Property and equipment consists of (in thousands):

                                               February 1      February 3
                                                     1997            1996
                                                     ----            ----
Land.........................................    $    629        $  2,158
Buildings and improvements...................       9,119          21,555
Machinery, equipment and fixtures............     114,941         101,030
Leasehold improvements.......................      74,928          65,620
Construction in progress.....................       4,557             326
                                                 --------        --------
                                                  204,174         190,689
Accumulated depreciation and amortization....      65,925          53,970
                                                 --------        --------
Property and equipment - net.................    $138,249        $136,719
                                                 ========        ========

8.   SALE/LEASEBACK TRANSACTION

     In May 1996, the Company consummated the sale (for $20.3 million) and leaseback of its distribution facility located in West Deptford, New Jersey. The lease has been classified as an operating lease.

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

9.   FINANCIAL INSTRUMENTS

     The Company uses risk management financial instruments to reduce its exposure to changes in interest rates and foreign exchange rates. The Company does not hold or issue financial instruments for trading or speculative purposes. The notional principal amounts of risk management financial instruments summarized in this note do not represent amounts actually exchanged by the parties. The amounts exchanged are calculated on the basis of the notional principal amounts and the other terms of the risk management financial instruments, which relate to interest rates and exchange rates. While these financial instruments are subject to risk of loss from changes in exchange and interest rates, such losses would be generally offset by gains on the related hedged transactions.

     Foreign Currency Transactions - Substantially all purchases of inventory are made in pre-set U.S. dollar prices. For some inventory purchases which are denominated in foreign currencies, the Company enters into forward exchange contracts to protect the Company from the risk that eventual dollar cash purchases from foreign suppliers will be adversely affected by changes in exchange rates. Unrealized gains and losses arising from contracts that hedge firm commitments to purchase inventory from foreign third party suppliers are deferred and recognized as adjustments to carrying amounts when the hedged transaction occurs. The fair value of foreign currency contracts as of February 1, 1997 was an unfavorable $4.0 million, based upon third party dealer valuations as an estimate of the amount the Company would pay upon termination of the specific contracts. The following table summarizes, by major currency, the outstanding contractual amounts of the Company's forward exchange contracts in U.S. dollars (in thousands). The forward exchange contracts outstanding as of February 1, 1997 mature on various dates through December of 1997.

                                             February 1    February 3
                                                   1997          1996
                                                   ----          ----
           Spanish Peseta..............         $34,628       $12,848
           Italian Lire................          42,167        10,757
                                                -------       -------
             Total.....................         $76,795       $23,605
                                                =======       =======

     Interest Rate Instruments - The Company manages interest rate exposure by adjusting its mix of floating rate debt and fixed rate debt. As part of the management of exposure to the fluctuation of interest rates, the Company has entered into interest rate swaps and collars to effectively fix a portion of its interest rate exposure on its floating rate debt. At February 1, 1997, the Company had outstanding interest rate swaps and collars with an aggregate notional principal amount of $300.0 million with expiration dates ranging from June 1997 to December 2000. An additional agreement with a notional principal amount of $100.0 million was entered into on November 26, 1996, but will not become effective until June 6, 1997. The effect of these transactions is to limit exposure to interest rate fluctuations with respect to 66% of the Company's outstanding floating rate debt. The fair value of these instruments was a favorable $1.2 million, based on a commonly accepted pricing methodology using market prices as of February 1, 1997.

     Accounts Receivable Securitization - In December 1995, the Company entered into an agreement to create a five-year revolving accounts receivable securitization facility (the "Receivables Facility"), under which up to $115.0 million of funding may be obtained based upon the sale, without recourse, of the accounts receivable of the Company. The principal benefit of the Receivables Facility is a reduction in the Company's cost of funding related to long-term debt. Proceeds from the transfer of receivables to a trust (the "Trust") were used to repay long-term debt. During the term of the Receivables Facility, cash generated by the collection of accounts receivable will be used to purchase substantially all accounts receivable from the Company on an ongoing basis or make payments to investors of the Trust.

     As of February 1, 1997 and February 3, 1996, the Company had sold $153.9 million and $127.1 million, respectively, of outstanding trade accounts receivable to Nine West Funding Corporation ("Nine West Funding").
Consequently, Nine West Funding transferred all trade receivables to the Trust and, as of February 1, 1997 and February 3, 1996, received $72.2 million and $61.6 million, respectively, from investors who maintain an interest in all of the assets of the Trust. Nine West Funding maintained a subordinated interest in the remaining assets of the Trust of $81.7 million and $65.5 million, which are included in accounts receivable on the Company's balance sheet as of February 1, 1997 and February 3, 1996, respectively. The Company may terminate the Receivables Facility at any time. All expenses incurred by the Company with respect to the Receivables Facility are directly charged to income during the period in which they are incurred. The effective interest rate incurred by the Company on amounts transferred by Nine West Funding to the Trust under the Receivables Facility was 6.2% as of February 1, 1997.

     The Company is exposed to credit-related losses in the event of nonperformance by counter parties to financial instruments, but it does not expect any counter parties to fail as all counter parties have investment grade ratings.

10.  INCOME TAXES

     The components of income from continuing operations before income taxes are as follows (in thousands):
                                                 1996         1995        1994
                                                 ----         ----        ----
     Domestic operations................     $132,063      $27,236    $106,809
     Foreign operations.................        7,343        6,398           -
                                             --------      -------    --------
          Total.........................     $139,406      $33,634    $106,809
                                             ========      =======    ========

     Income tax expense (benefit) consists of the following (in thousands):

                                                 1996         1995        1994
                                                 ----         ----        ----
Current Provision:
     Federal............................      $36,122      $31,663     $34,483
     State and local....................        5,305        6,848       8,221
     Foreign............................          541          156           -
                                             --------      -------     -------
          Total.........................       41,968       38,667      42,704
                                             --------      -------     -------
Deferred Provision:
     Federal............................       10,579      (19,937)        (28)
     State and local....................        3,364       (4,348)        243
     Foreign............................         (149)         276           -
                                             --------      -------     -------
          Total.........................       13,794      (24,009)        215
                                             --------      -------     -------
               Total Provision               $ 55,762      $14,658     $42,919
                                             ========      =======     =======

     The differences between income tax expense shown in the consolidated statements of income and the computed income tax expense based on the federal statutory corporate tax rate are (in thousands):

                                                1996        1995          1994
                                                ----        ----          ----
Computed income taxes based on federal
 statutory corporate tax rate of 35%....     $48,792     $11,772       $37,383
State and local income taxes, net of
 federal benefit........................       5,635       1,542         5,568
Earnings in jurisdictions taxed at rates
 different from U.S. statutory rate.....      (2,206)     (1,807)            -
Foreign dividends.......................       2,288       1,666             -
Other...................................       1,253       1,485           (32)
                                             -------     -------       -------
  Total income tax expense..............     $55,762     $14,658       $42,919
                                             =======     =======       =======

     Appropriate U.S. and foreign taxes have been provided for earnings of subsidiary companies that are expected to be remitted to Nine West Group Inc. The cumulative amount of unremitted earnings from foreign subsidiaries that are expected to be indefinitely reinvested was approximately $1,833,000 on February 1, 1997. The taxes that would be paid upon the remittance of these indefinitely reinvested earnings are approximately $342,000 based on current tax laws.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset are (in thousands):
                                                    February 1      February 3
                                                          1997            1996
Deferred tax assets:                                      ----            ----
  Inventory allowances and capitalization..........    $ 8,737         $ 6,948
  Returns and allowances...........................      9,970           9,460
  Allowance for bad debts..........................      2,852           1,741
  Business restructuring and integration expenses..     10,623          17,402
  Deferred rent....................................      3,734           2,762
  Pension..........................................      3,785           3,923
  Accrued postretirement and postemployment........     10,825          11,563
  Fixed assets.....................................      7,238           3,901
  Other accruals not currently deductible..........      6,362          13,518
                                                       -------         -------
    Total deferred tax assets......................    $64,126         $71,218
                                                       =======         =======
Deferred tax liabilities:
  Intangible assets................................    $ 7,628         $ 3,472
                                                       -------         -------
    Total deferred tax liabilities.................    $ 7,628         $ 3,472
                                                       =======         =======
11.  LONG-TERM DEBT

     Long-term debt includes (in thousands):
                                                    February 1      February 3
                                                          1997            1996
                                                          ----            ----
Revolving credit facility..........................   $130,000        $  2,000
Quarterly amortizing term loan.....................    322,000         400,000
Non-amortizing term loan ..........................          -          89,000
Convertible notes..................................    181,407               -
                                                      --------        --------
                                                       633,407         491,000
Less portion payable within one year...............     33,000          20 000
                                                      --------        --------
   Total long-term debt............................   $600,407        $471,000
                                                      ========        ========

     In August 1996, the Company amended and restated its credit agreement (the "Credit Agreement"). Under the Credit Agreement, the Company has a $322.0 million quarterly amortizing term loan and may borrow up to $225.0 million under a revolving credit facility, including letters of credit up to $100.0 million. The Credit Agreement expires on November 1, 2001. Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company, excluding receivables related to the Receivables Facility, and bear interest, at the Company's option, at rates based on the Citibank, N.A. base rate or the Eurodollar index rate. Borrowings under the Credit Agreement will become unsecured should the Company achieve an "investment grade" rating on its long-term senior indebtedness. The Company has entered into interest rate hedge agreements to reduce the impact on interest expense from fluctuating interest rates on variable rate debt. As of February 1, 1997, $130.0 million of borrowings and $37.0 million of letters of credit were outstanding on a revolving basis and $58.0 million was available for future borrowing.

     The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. Under the Credit Agreement the Company is required to comply with financial covenants relative to net worth, fixed charge coverage and leverage. Borrowings under the Credit Agreement may be prepaid or retired by the Company without penalty prior to the maturity date of November 1, 2001. Loans under the Credit Agreement are subject to mandatory prepayments under certain conditions.

     In June 1996, the Company issued the Notes. The Notes are due July 15, 2003 and are convertible into Common Stock at a conversion price of $60.76 per share, subject to adjustment in certain circumstances. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. Proceeds from the issuance of the Notes were approximately $181.3 million (net of underwriters' discounts of $4.4 million) and were used to repay a portion of the indebtedness outstanding under the Credit Agreement. The weighted average interest rate on the Company's long-term debt outstanding, including the Notes, as of February 1, 1997 was approximately 6.2%. The annual maturities of long-term debt are approximately $33.0 million, $55.0 million, $75.0 million, $75.0 million, and $84.0 million for 1997 through 2001, respectively.

     The carrying value of the Company's long-term debt approximates its fair value, which was estimated based upon the current rates offered to the Company for debt with similar terms and remaining maturities.

12.  LEASE COMMITMENTS

     The Company leases office, distribution center, factory and retail store space, and equipment under operating leases expiring at various dates through 2016 with renewal options for additional periods. Certain leases require both contingent payments based on sales volume and contain escalation clauses for increases in operating costs and real estate taxes.

     Rent expense for operating leases was $80.7 million, $59.9 million and $27.3 million for 1996, 1995 and 1994, respectively. Included in rent expense are minimum rent payments of $74.3 million, $53.3 million and $24.0 million for 1996, 1995 and 1994, respectively.

     Future minimum operating lease payments and sublease income under noncancelable leases with initial or remaining terms of one year or more at February 1, 1997 consisted of (in thousands):

   Fiscal                              Minimum      Sublease
     Year                             Payments        Income          Net
     ----                             --------        ------          ---
     1997......................       $ 82,872        $  417     $ 82,455
     1998......................         76,714           305       76,409
     1999......................         64,695            72       64,623
     2000......................         61,068            72       60,996
     2001......................         57,019            72       56,947
     2002 and thereafter.......        185,777           246      185,531
                                      --------        ------     --------
      Total minimum lease payments    $528,145        $1,184     $526,961
                                      ========        ======     ========

     From February 2, 1997 to March 3, 1997, the Company entered into several operating lease commitments for additional stores. The additional minimum lease commitments undertaken for these agreements total approximately $1.4 million, $2.3 million, $2.3 million, $2.4 million and $2.4 million for 1997 through 2001, respectively, and aggregate approximately $8.8 million for the years ending subsequent to 2001.

     In February 1997, the Company entered into a 25-year operating lease for its new 366,460 square foot headquarters facility in White Plains, New York. The minimum lease commitments undertaken for this agreement total approximately $4.9 million in 1998 and $5.3 million for each of years 1999 through 2001 and aggregate approximately $102.7 million for the years ending subsequent to 2001.

13.  EMPLOYEE BENEFIT PLANS

     In connection with the Acquisition, the Company acquired additional benefit plans. Benefit plan data is not comparable between the years presented as benefit plan data for the Footwear Group is included for all of 1996, for only the 37-week period in 1995 following the Acquisition (May 23, 1995 through February 3, 1996) and is excluded from all prior periods.

     Defined Benefit Plans - As of December 31, 1996, the Company amended its retirement plans to freeze benefits thereunder, and merged three defined benefit pension plans acquired in connection with the Acquisition into its previously existing plan. A new plan is being considered by the Company which would be based on length of service and compensation, but such plan has not yet been adopted. It is intended that the new plan would continue to cover substantially all of the Company's employees while reducing the administrative costs associated with maintaining multiple plans. The Company's funding policy is to make the minimum annual contributions required by applicable regulations. The plans' assets are primarily invested in common stock and government bonds.

     Net pension cost related to the plans include the following components (in thousands):
                                                  1996         1995       1994
                                                  ----         ----       ----
Service cost.................................  $ 3,280      $ 2,590      $ 744
Interest cost on projected benefit
 obligation..................................    4,055        2,918        355
Actual return on plan assets.................   (5,417)      (7,058)        25
Amortization of transition assets............      (19)         (19)       (17)
Other net amortization and deferral..........     (212)       3,512       (262)
                                               -------      -------      -----
 Pension cost................................   $1,687      $ 1,943      $ 845
                                               =======      =======      =====

     The assumptions used to develop net pension expense were:

                                                  1996         1995       1994
                                                  ----         ----       ----
Discount rate................................      7.5%        7.25%       8.5%
Rate of increase in compensation levels......      4.5         4.5         5.5
Expected long-term rate of return on assets..      9.0         9.0         8.1

    The plan's funded status and the related accrued pension costs (in thousands) were:

                                                 February 1      February 3
                                                       1997            1996
                                                       ----            ----
Accumulated benefit obligations:
  Vested..................................         $(42,058)       $(45,427)
  Nonvested...............................           (2,074)         (1,496)
                                                   --------        --------
    Accumulated plan benefits.............         $(44,132)       $(46,923)
                                                   ========        ========
Projected benefit obligation..............         $(44,132)       $(56,447)
Plan assets at fair value (principally
   marketable securities).................           58,435          60,294
                                                   --------        --------
Projected benefit obligation in
   deficiency of plan assets..............           14,303           3,847
Unrecognized net gain.....................           (3,335)         (6,121)
Unrecognized prior service cost...........          (14,525)           (584)
Unrecognized net transition asset.........             (197)           (216)
                                                   --------        --------
    Accrued pension cost..................         $ (3,754)       $ (3,074)
                                                   ========        ========

     On January 1, 1995, the Company adopted a Supplemental Executive Retirement Plan ("SERP") in which certain key employees and officers are eligible to participate. In connection with the Acquisition, the Company acquired an additional SERP in which certain Footwear Group employees participate. The SERPs provide supplemental pension benefits that are not available under the defined benefit pension plan. Benefits paid under the SERPs are based on length of service and final compensation, without regard to the limitations of the Internal Revenue Code (the "Code"), and are reduced by the full amount of benefits payable under the pension plan. The SERPs are unfunded; benefits are paid from the general assets of the Company. During 1995, the Company recorded a net curtailment loss of $913,000 in connection with the decision to curtail the SERPs. The net periodic cost for these SERP plans was $338,000 and $1.2 million during 1996 and 1995, respectively. The Company's SERP liability as of February 1, 1997 and February 3, 1996 was $5.2 million and $5.1 million, respectively.

     Defined Contribution Plans - As of January 1, 1997, the 401(k) savings plan acquired by the Company in connection with the Acquisition was merged into the Company's preexisting 401(k) savings plan (the "Savings Plan"). Additionally, a non-qualified compensation plan, the Supplemental Savings Plan, was established for employees designated by the Company's retirement committee (the "Retirement Committee"). The Savings Plan allows each participant to contribute up to 15.0% (limited to 6.0% for highly compensated employees) of his or her salary for the year. The Company makes matching contributions to the Savings Plan equal to 50.0% of the participant's contribution up to 6.0% of his or her salary. The Supplemental Savings Plan allows each participant to contribute up to 15.0% of his or her salary for the year. The Company makes matching contributions to the Supplemental Savings Plan equal to 50.0% of the participant's contribution up to 6.0% of his or her salary, limited to a maximum of $4,750 in 1997. At the end of the plan year, when discrimination testing is completed, the Retirement Committee will determine the amount of Supplemental Savings Plan contributions, not to exceed 6.0%, that will be transferred into the Savings Plan. The cost of these plans to the Company was $2.2 million, $1.5 million and $510,000 for 1996, 1995 and 1994, respectively.

     The Company also maintains a non-qualified deferred compensation plan (the "Deferred Compensation Plan"). The purpose of the Deferred Compensation Plan is to provide to certain eligible employees of the Company the opportunity to: (1) defer elements of their compensation (including any investment income thereon) which might not otherwise be deferrable under the savings plans; and (2) receive the benefit of additions to their deferral comparable to those obtainable under the savings plans in the absence of certain restrictions and limitations in the Code. The Deferred Compensation Plan is unfunded; benefits are paid from the general assets of the Company. The Company's liability under the Deferred Compensation Plan as of February 1, 1997 and February 3, 1996 was $4.9 million and $2.1 million, respectively.

     Health Benefit Plans - In connection with the Acquisition, the Company acquired postretirement benefit plans that partially subsidize healthcare costs and provide life insurance for certain eligible retirees of the Footwear Group. Net periodic cost of these benefits includes the following components (in thousands):
                                                      1996       1995
                                                      ----       ----
           Service cost......................       $  41        $ 56
           Interest cost.....................         389         536
           Amortization of (gain)/loss.......        (447)          -
                                                     -----       ----
           Net periodic (benefit) cost.......       $ (17)       $592
                                                     =====       ====

     The postretirement medical plan was amended on August 1, 1996 to eliminate coverage for those active employees who were under age 50 as of December 31, 1996. This amendment resulted in a curtailment gain of $461,000 for 1996. Additionally, the liability associated with this plan was significantly reduced due to an increase in the premiums paid by participating employees.

     The accumulated postretirement benefit obligation was as follows (in thousands):
                                                February 1  February 3
                                                      1997        1996
                                                      ----        ----
         Retirees..........................        $ 4,273     $ 6,005
         Fully eligible active employees...            242         145
         Other active employees............            297         611
                                                   -------     -------
         Accumulated postretirement benefit
          obligation.......................          4,812       6,761
         Unamortized gain..................          5,547       4,353
                                                   -------     -------
           Accrued postretirement cost.....        $10,359     $11,114
                                                   =======     =======

     For 1996, a 12.0% and 10.0% increase in the cost of covered healthcare benefits was assumed in the pre- and post- age 65 categories, respectively.
This rate was assumed to decrease gradually to 5.5% by 2006 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% increase in the healthcare trend rate would increase the accumulated postretirement benefit obligation by 6.5% as of February 1, 1997 and the net periodic cost by 8.0% for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at both February 1, 1997 and February 3, 1996. The Company funds these benefits as claims are incurred.

     Severance Plans - The Company provides certain severance benefits for eligible former employees of the Footwear Group. These plans give severance, health, placement and certain other benefits to the former Footwear Group employees based on length of service, final compensation, and certain other factors. The Company's liability under such plans was $16.9 million and $18.0 million at February 1, 1997 and February 3, 1996, respectively. See "Acquisitions" and "Business Restructuring and Integration Expenses."

14.  STOCK OPTION PLANS

     Under the Nine West Group Inc. First Amended and Restated 1994 Long-Term Performance Plan (the "Performance Plan"), stock options and other stock-based awards are granted to key employees of the Company and other persons performing significant services for the Company. The total number of shares of Common Stock originally authorized for issuance under the Performance Plan was 3,000,000 shares. In 1996, the Company amended the Performance Plan to effect certain changes, including an increase in the total number of shares of Common Stock that may be issued thereunder to 6,500,000 shares. No person may receive grants under the Performance Plan which could result in such person receiving more than 1,500,000 shares of Common Stock over the ten-year life of the Performance Plan (subject to adjustment). Options may be granted either as incentive stock options, which permit the deferral of taxable income related to their exercise, as non-qualified stock options, or as stock appreciation rights ("SARs"). Options outstanding under the Performance Plan become exercisable in successive annual increments over a period of three to five years, beginning on the first anniversary of the date the options were granted. The term of each option or SARs may not exceed ten years from the date of grant. In addition, the per share option price may not be less than the market value of a share of Common Stock on the date of grant and is payable to the Company in full upon exercise. The number of shares available for issuance under the Performance Plan and the number of shares issuable pursuant to exercise of the outstanding stock options and SARs is subject to adjustment upon certain changes in the Company's capitalization.

     The Company's Second Amended and Restated Stock Option Plan (the "Stock Option Plan") provides that stock options may be granted through the year 2003 to management, other employees and other persons performing significant services for the Company. Three million shares are available for issuance pursuant to the exercise of stock options under the Stock Option Plan, which provides that no more than 500,000 shares of Common Stock shall be issuable to any person over the term of the plan. Options may be granted either as incentive stock options or as non-qualified stock options. Options outstanding under the Stock Option Plan become exercisable in successive annual increments over a period of three to five years, beginning on the first anniversary of the date the options were granted. The term of each option may not exceed ten years from the date of grant. In addition, the per share option price may not be less than the market value of a share of Common Stock on the date of grant and is payable to the Company in full upon exercise. The number of shares available for issuance under the Stock Option Plan and the number of shares issuable pursuant to exercise of the outstanding stock options is subject to adjustment upon certain changes in the Company's capitalization.

     The Nine West Group Inc. Directors' Stock Option Plan (the "Directors' Plan") provides that options to purchase 5,000 shares of Common Stock will be granted annually through the year 2003 to "Eligible Directors" (generally, non-employee directors). All options granted under the Directors' Plan are granted as of the first business day after the annual stockholders meeting. The maximum number of shares of Common Stock issuable pursuant to the Directors' Plan is 172,000.

     Activity in the Company's stock option plans was (shares in thousands):

                                                        Weighted Average
                                               Shares   Exercise Price
                                               ------   -----------------
   Outstanding at December 31, 1993.......     2,923          $23.95
Granted...................................       193           27.19
Exercised.................................      (222)          18.55
Forfeited.................................       (93)          25.03
                                               -----
   Outstanding at December 31, 1994.......     2,801           24.57
                                               =====
Granted...................................     1,495           30.59
Exercised.................................      (463)          22.39
Forfeited.................................       (45)          25.10
                                               -----
   Outstanding at February 3, 1996........     3,788           27.20
                                               =====
Granted...................................     1,271           44.55
Exercised.................................      (553)          25.28
Forfeited.................................       (86)          29.57
                                               -----
   Outstanding at February 1, 1997........     4,420           32.98
                                               =====
Shares exercisable at February 1, 1997....       813          $27.31
                                               =====

The weighted average range of options outstanding is (shares in thousands):

                            Weighted
                            Average         Weighted                 Weighted
Range of                    Remaining       Average                  Average
Estimated    Number         Contractual     Exercise   Number        Exercise
Prices       Outstanding    Life            Price      Exercisable   Price
---------    -----------    -----------     --------   -----------   --------
$17 to $27      1,690           6.7          $25.13         373       $24.29
$27 to $37      1,466           8.0           30.28         420        29.24
$37 to $47      1,264           9.5           46.61          20        42.43

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its three stock-based compensation plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share on a pro forma basis would have been (in thousands, except per share amounts):
                                             1996                1995
                                      -----------------   -----------------
                                           As       Pro         As      Pro
                                      Reported    Forma   Reported    Forma
                                      --------  -------   --------   ------
     Net income....................... $81,008  $69,220    $18,976   $9,338
     Primary earnings per share.......    2.21     1.89       0.53     0.26
     Fully diluted earnings per share.    2.19     1.89

     The fair value of each option grant was estimated using the Black-Scholes options-pricing model. The following assumptions were used for 1996 and 1995, respectively: (1) risk-free interest rates of 6.0% and 5.0%; (2) volatility of 33.0% and 35.0%; and (3) expected lives of three years. Results can vary materially depending on the assumptions applied within the model, and the resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

15.  STOCKHOLDERS' EQUITY

     The Company has 25,000,000 shares of preferred stock, par value $0.01 per share, authorized. None of the preferred stock has been issued.

     In connection with the Acquisition, the Company issued the Warrants. On June 5, 1996, the Company repurchased all 3.7 million Warrants from U.S. Shoe pursuant to the Settlement. See "Acquisitions."

16.   RELATED PARTY TRANSACTIONS

     The Company's principal executive offices, located in Stamford, Connecticut, are leased from a partnership in which the Company's principal stockholders have a 15.5% limited partnership interest. The lease was renegotiated and extended at current market rates during 1993 and expires on December 31, 2002. Rent expense related to the Company's principal executive offices for 1996, 1995 and 1994 was $2.1 million, $1.8 million and $1.6 million, respectively.

17.  COMMITMENTS AND CONTINGENCIES

     Employment Agreements
         The Company has entered into employment agreements with certain key executives for periods ranging from one to five years. Such agreements provide for payments and certain allowances of $16.0 million, $10.9 million, $4.1 million, $2.1 million and $361,000 for 1997 through 2001, respectively.

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

18.  ADVERTISING EXPENSE

     Advertising expense was $45.2 million, $33.1 million and $9.3 million in 1996, 1995 and 1994, respectively. The Company records national advertising campaign costs as an expense when the advertising takes place and cooperative advertising costs as incurred. Advertising expense for the Company is expected to increase by several million dollars in 1997 in connection with expanded marketing plans for several key brands.

19.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

      The Company had a significant customer which accounted for approximately 13.0% and 9.0% of net revenues in 1996 and 1995, respectively. It also had a different customer which accounted for approximately 10.0% of net revenues for 1994. Like many of its competitors, the Company sells to major retailers. The Company believes that its broad customer base will reduce the impact that any financial difficulties of such retailers might have on the Company's operations.

20.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following data for the quarterly periods of 1996 and 1995 are not comparable due to the impact of the Acquisition, Restructuring Charge and Integration Charge. See "Basis of Presentation and Description of Business" and "Business Restructuring and Integration Expenses."

     Summarized quarterly financial data for the last two years (in thousands, except per share data) appears below:

                                                                                         Earnings (Loss)
                                  Net Revenues        Gross Profit     Income(Loss)      Per Share*
                                                                       from Continuing   from Continuing
                                                                       Operations        Operations
                           ----------------------  ------------------  ----------------  ---------------
                                 1996        1995      1996      1995     1996     1995    1996   1995
                                 ----        ----      ----      ----     ----     ----    ----   ----
First quarter........      $  355,911  $  170,673  $153,673  $ 78,499  $15,050  $14,050   $0.41  $0.40
Second quarter.......         421,509     346,369   176,433   115,583   25,791    3,024    0.69   0.09
Third quarter........         444,016     392,773   194,460   161,313   35,298   20,798    0.93   0.57
Fourth quarter.......         381,679     348,815   164,603   147,408    7,505  (18,896)   0.20  (0.52)
                           ----------  ----------  --------  --------  -------  -------   -----  -----
  Total year.........      $1,603,115  $1,258,630  $689,169  $502,803  $83,644  $18,976   $2.26  $0.53
                           ==========  ==========  ========  ========  =======  =======   =====  =====

*The total of quarterly earnings per share do not equal the annual amount as earnings per share is calculated independently for each quarter. The fourth quarter of 1996 reflects primary earnings per share, as the fully diluted calculation was anti-dilutive.

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of the excess of the Integration Charge of $2.3 million, resulting in a net pretax charge to earnings of $19.0 million. Excluding these restructuring expenses, income from continuing operations and earnings per share would have been $18.9 million, or $0.52 per share, and $95.0 million, or $2.55 per share, for the 1996 fourth quarter and full year, respectively.

     The Company incurred business restructuring and integration expenses of $51.9 million during the fourth quarter of 1995 and charges to cost of goods sold during the second, third and fourth quarters of 1995 ($24.0 million, $10.5 million and $344,000, respectively), attributable to the fair value of inventory over FIFO cost, as required by the purchase method of accounting. Excluding these business restructuring and integration expenses, and purchase accounting adjustments, income from continuing operations and earnings per share would have been $17.0 million or $0.49 per share, $27.3 million or $0.75 per share, $13.3 million or $0.37 per share, and $71.6 million or $2.01 per share for second quarter, third quarter, fourth quarter and full year of 1995, respectively.

21.   RESTATEMENT OF 1996 QUARTERLY FINANCIAL DATA (UNAUDITED)

     In the fourth quarter of 1996, the Company corrected its method of accounting with respect to Texas Boot, which subsequent to July 29, 1995, had been reflected as an asset held for sale, and the results of operations related to these assets held for sale and interest expense on the allocated debt had been excluded from the 1996 and 1995 consolidated statements of income. During the second quarter of 1996, the holding period under EITF 87-11 had expired. As a result of this correction, the expected loss from the disposal of net assets and anticipated operating losses from the measurement date through the date of disposal were reported retroactive to the second quarter of 1996 as a discontinued operation. The sale of Texas Boot was consummated on January 24, 1997. See "Discontinued Operation." Accordingly, results for the quarters ended August 3, 1996 and November 2, 1996 have been restated. The following financial data has been restated for the quarter ended August 3, 1996: (1) income from continuing operations from $26.0 million to $25.8 million; (2) earnings per share from continuing operations from $0.70 to $0.69; (3) net income from $26.0 million to $23.4 million; and (4)net earnings per share from $0.70 to $0.62. The following financial data has been restated for the quarter ended November 2, 1996: (1)income from continuing operations and net income from $35.6 million to $35.3 million; and (2)earnings per share from continuing operations and net earnings per share from $0.94 to $0.93.

                               PART III


     Pursuant to General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934) except for the information regarding the executive officers of the Company, which is included in Part I of this Annual Report on Form 10-K under "Item 1 - Business."


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.    Financial Statements:

         The following financial statements of Nine West Group Inc. are included in Item 8 of this report:

         Independent Auditors' Report


         Consolidated Statements of Income - Fifty-two weeks ended February 1, 1997, fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending January 28, 1995, and the year ended December 31, 1994

         Consolidated Balance Sheets - February 1, 1997 and February 3, 1996

         Consolidated Statements of Cash Flows - Fifty-two weeks ended
         February 1, 1997, fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending January 28, 1995, and the year ended December 31, 1994

         Consolidated Statements of Stockholders' Equity - Fifty-two weeks ended February 1, 1997, fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending January 28, 1995, and the year ended December 31, 1994

         Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)

2.    Financial Statement Schedules:

          Schedule II -  Valuation and qualifying accounts for the fifty-two weeks ended February 1, 1997, fifty-three weeks ended February 3, 1996, transition period beginning January 1, 1995 and ending January 28, 1995, and the year ended December 31, 1994

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are inapplicable, and therefore have been omitted.

(b)    Reports on Form 8-K:

       None.

(c)    Exhibits:

         See Index to Exhibits



                          INDEX TO EXHIBITS

Exhibit
Number    Exhibit
-------   -------
2.1 Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of March 15, 1995, by and among the Registrant, Footwear Acquisition Corp. and The United States Shoe Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 15, 1995)

2.1.1 Amendment No. 1 to Asset Purchase Agreement, dated May 23, 1995 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K dated May 23, 1995)

2.1.2 Amendment to Asset Purchase Agreement and Settlement Agreement, dated as of May 29, 1996, by and among the Registrant, Luxottica Group S.p.A. and The United States Shoe Corporation (incorporated by reference to Exhibit 2.1.2 to the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1996)

2.2 Form of Warrant Agreement (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated March 15, 1995)

3.1 Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Registration Statement of the Registrant on Form S-1 (Registration No. 33-47556) filed on April 29, 1992 (the "First Registration Statement"))

3.2 Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 23, 1995)

*4.1 Specimen stock certificate for shares of Common Stock, $.01 par value, of the Registrant

4.2 Form of Definitive 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3,
         1996)

4.3 Form of Restricted Global 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3,
         1996)

4.4 Form of Regulation S Global 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.5 Indenture, dated as of June 26, 1996, between the Registrant, as issuer, and Chemical Bank, as trustee, relating to the Registrant's 5-1/2% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.6 Note Resale Registration Rights Agreement, dated as of June 26, 1996, by and among the Registrant and the Purchasers Named Therein (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

10.1 Registration Rights Agreement (the "Registration Rights Agreement") by and among the Registrant, Jerome Fisher, Vincent Camuto, and J. Wayne Weaver (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the First Registration Statement)

10.1.1 Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.1.1 to Amendment No. 6 to the First Registration Statement)

10.1.2 Amendment No. 2 to Registration Rights Agreement (incorporated by reference to Exhibit 10.1.2 to Amendment No. 2 to the Registration Statement of the Registrant on Form S-1 (Registration No. 33-65584) as filed on July 28, 1993 (the "Second Registration Statement"))

10.1.3 Amendment No. 3 to Registration Rights Agreement (incorporated by reference to Exhibit 4 to Amendment No. 2 to Schedule 13D filed by Jerome Fisher, Anne Fisher, Vincent Camuto and J. Wayne Weaver on January 4, 1994 ("Amendment No. 2 to Schedule 13D"))

10.1.4 Amendment No. 4 to Registration Rights Agreement by and among the Registrant, Jerome Fisher, Vincent Camuto and J. Wayne Weaver (incorporated by reference to Exhibit 10.1.4 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994)

10.2 Piggyback Registration Rights Agreement (the "Piggyback Registration Rights Agreement") between the Registrant and Marc Fisher (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the First Registration Statement)

10.2.1 Amendment No. 1 to Piggyback Registration Rights Agreement (incorporated by reference to Exhibit 10.2.1 to Amendment No. 6 to the First Registration Statement)

10.3 Agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the First Registration Statement)**

10.3.1 Amendment No. 1 to agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.3.1 to Amendment No. 6 to the First Registration Statement)**

10.3.2 Amendment No. 2 to agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 2 to Schedule
         13D)**

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

10.5 Buying Agency Agreement between the Registrant and Bentley Services Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"))***

*10.5.1 Agreement Regarding Extension of Term, dated March 3, 1997, between the Registrant and Bentley Services Inc.

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

10.15 Summary of Supplemental Executive Retirement Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"))**

10.15.1 Amendment and Restatement of The United States Shoe Corporation Supplemental Executive Salaried Employee Benefit Plan (incorporated by reference to Exhibit 10.15.1 to the Registrant's Annual Report on Form 10-K for the year ended February 3, 1996 (the "1995 10-K"))**

10.16 Deferred Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.16 to the 1994 10-K)**

10.17 1993 Directors' Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Second Registration Statement)**

*10.18   First Amended and Restated 1994 Long-Term Performance Plan**

10.19 Credit Agreement (the "Credit Agreement"), dated as of May 23, 1995, among the Registrant, Citibank, N.A. and Merrill Lynch Capital Corporation, as Agents (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended July 29, 1995)

10.19.1  Amendment No. 1 to the Credit Agreement (incorporated by reference to
         Exhibit 10.19.1 to the 1995 10-K)

10.19.2 Amendment No. 2 to the Credit Agreement, dated as of May 29, 1996, among the Registrant, Citibank, N.A. and Merrill Lynch Capital Corporation, as agents (incorporated by reference to Exhibit 10.19.2 to the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1996)

10.19.3 Amended and Restated Credit Agreement, dated as of August 2, 1996, among the Registrant, the financial institutions listed on the signature pages thereof and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.19.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

10.20 Employment Agreement, dated April 6, 1995, between Noel E. Hord and the Registrant (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the quarterly period ended July 29,
         1995)**

*10.21   Nine West Group Inc. First Amended and Restated Incentive Bonus Plan**

10.23 Receivables Purchase Agreement, dated as of December 28, 1995, between Nine West Funding Corporation and the Registrant (incorporated by reference to Exhibit 10.23 to the 1995 10-K)

10.24 Nine West Trade Receivables Master Trust Pooling and Servicing Agreement (the "Pooling Agreement"), dated as of December 28, 1995, among Nine West Funding Corporation, The Bank of New York and the Registrant (incorporated by reference to Exhibit 10.24 to the 1995 10-K)

10.25 Series 1995-1 Supplement to Pooling Agreement, dated as of December 28, 1995, among Nine West Funding Corporation, The Bank of New York and the Registrant (incorporated by reference to Exhibit 10.25 to the 1995 10-K)

10.26 Class A Certificate Purchase Agreement, dated as of December 28, 1995, among Nine West Funding Corporation, Corporate Receivables Corporation, the Liquidity Providers Named Therein, Citicorp North America, Inc., and The Bank of New York (incorporated by reference to
         Exhibit 10.26 to the 1995 10-K)

10.27 Class B Certificate Purchase Agreement, dated as of December 28, 1995, among Nine West Funding Corporation, the Purchasers Named Therein, Citicorp North America, Inc., and The Bank of New York (incorporated by reference to Exhibit 10.27 to the 1995 10-K)

*10.28   Lease, dated February 28, 1997, between Westpark I LLC and the
         Registrant

*11      Computation of earnings per share

*21      Subsidiaries of the Registrant

*23      Consent of Deloitte & Touche, LLP

24       Power of Attorney (contained herein on signature page)

*Filed herewith
**Management contract or compensation plan arrangement
***Confidential treatment has been granted for marked portions of this exhibit

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1997.

                                       Nine West Group Inc.
                                           (Registrant)

                               By:      /s/ Robert C. Galvin
                                   -------------------------------
                                           Robert C. Galvin
                                   Executive Vice President, Chief
                                   Financial Officer and Treasurer


                          POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the "Form 10-K") constitutes and appoints Robert C. Galvin, Jeffrey K. Howald and Joel K. Bedol and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                           Capacity                     Date
          ----                           --------                     ----
/s/ Jerome Fisher                 Chairman of the Board         April 30, 1997
----------------------                and Director
    Jerome Fisher

/s/ Vincent Camuto                Chief Executive Officer       April 30, 1997
----------------------            and Director (Principal
    Vincent Camuto                  Executive Officer)

/s/ Robert C. Galvin            Executive Vice President,       April 30, 1997
----------------------         Chief Financial Officer and
    Robert C. Galvin          Treasurer (Principal Financial
                             Officer and Principal Accounting
                                         Officer)

/s/ C. Gerald Goldsmith                 Director                April 30, 1997
------------------------
    C. Gerald Goldsmith

/s/ Henry W. Pascarella                 Director                April 30, 1997
------------------------
    Henry W. Pascarella

/s/ Salvatore M. Salibello              Director                April 30, 1997
---------------------------
    Salvatore M. Salibello

                                                                                 SCHEDULE II



                            NINE WEST GROUP INC. AND SUBSIDIARIES
                              Valuation and Qualifying Accounts
       For the years ended February 1, 1997, February 3, 1996, and December 31, 1994
                                       (in thousands)

                                    Balance at           Charged to                  Balance
                                     Beginning   Balance  Costs and                   at End
     Description                     of Period  Acquired   Expenses   Deductions   of Period
     -----------                     ---------  --------   --------   ----------   ---------

Year ended February 1, 1997:
  Allowance for doubtful accounts....  $ 9,233   $     -    $   430    $2,199 (A)    $ 7,464
  Reserve for returns and allowances.   33,519         -      6,367         -         39,886
                                       -------   -------    -------    ------        -------
                                       $42,752   $     -    $ 6,797    $2,199        $47,350
                                       =======   =======    =======    ======        =======

Year ended February 3, 1996:
  Allowance for doubtful accounts....  $ 1,285   $ 6,725    $ 1,959    $  736 (A)    $ 9,233
  Reserve for returns and allowances.   12,178     7,538     13,803         -         33,519
                                       -------   -------    -------    ------        -------
                                       $13,463   $14,263    $15,762    $  736        $42,752
                                       =======   =======    =======    ======        =======

Transition Period from Jan 1
 to Jan 28, 1995:
  Allowance for doubtful accounts....  $   811  $     -     $    91    $ (383)(A)    $ 1,285
  Reserve for returns and allowances.   13,091        -        (913)        -         12,178
                                       -------  -------     -------    ------        -------
                                       $13,902  $     -     $  (822)   $ (383)       $13,463
                                       =======  =======     =======    ======        =======

Year ended December 31, 1994:
  Allowance for doubtful accounts....  $   806  $     -     $  (360)   $(365)(A)     $   811
  Reserve for returns and allowances.   10,246        -       2,845        -          13,091
                                       -------  -------     -------    -----         -------
                                       $11,052  $     -     $ 2,485    $(365)        $13,902
                                       =======  =======     =======    =====         =======


(A) Represents accounts written off, net of recoveries.