Form 10-K/A
period 1997-02-01
NINE WEST GROUP INC /DE
filed 1997-05-06
CIK 887124

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A No. 1 or any amendment to this Form 10-K/A No. 1. ___

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 4, 1997: $1,295,524,514.

     Total number of shares of Common Stock, $.01 par value per share, outstanding as of the close of business on April 4, 1997: 35,792,613.

                   DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement, filed on April 11, 1997.

                               EXPLANATORY NOTE
                               ----------------

     The undersigned Registrant hereby amends, as and to the extent set forth below, the following items, financial statements, financial statement schedules, exhibits or other portions of its Annual Report on Form 10-K for the 1996 fiscal year ended February 1, 1997, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

                               TABLE OF CONTENTS
                                                                          Page
                                                                          ----
                                    PART I
 *Item 1   Business                                                          x

 *Item 2   Properties                                                       xx

**Item 3   Legal Proceedings                                                xx

 *Item 4   Submission of Matters to a Vote of Security Holders              xx

                                    PART II

 *Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters                                                          xx

 *Item 6   Selected Financial Data                                          xx

 *Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        xx

 *Item 8   Financial Statements and Supplementary Data                      xx

 *Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         xx

 *                                  PART III                                xx

                                    PART IV

 *         Exhibits, Financial Statement Schedules and Reports on Form 8-K  xx




         * These items have not been amended and are included herein for convenience of reference only.

        ** These items have been amended and restated in their entirety.

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

ITEM 3.  LEGAL PROCEEDINGS.

        On May 1, 1997, the Company learned that on April 10, 1997, the United States Securities and Exchange Commission (the "SEC") entered a formal order of investigation with respect to, among other things, the Company's revenue recognition policies and practices. The Company had been cooperating fully with the Staff of the SEC when the investigation was informal, and intends to continue cooperating with the SEC. The Company does not anticipate that the investigation will have a material adverse financial effect on the Company.

        The Company has been named as a defendant in various actions and proceedings, including actions brought by certain terminated employees, arising from its ordinary business activities. Although the liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse financial effect on the Company.

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

*21       Subsidiaries of the Registrant

*23       Consent of Deloitte & Touche, LLP

24        Power of Attorney (contained herein on signature page)

*Filed herewith
**Management contract or compensation plan arrangement
***Confidential treatment has been granted for marked portions of this exhibit


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 1997.

                                                      Nine West Group Inc.
                                                          (Registrant)

                                             By: /s/ Robert C. Galvin
                                                -------------------------------
                                                        Robert C. Galvin
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature                      Title                       Date
           ---------                      -----                       ----
       *                        Chairman of the Board and        May 6, 1997
-----------------------------   Director (Principal
Jerome Fisher                   Executive Officer)

       *                        Chief Executive Officer and      May 6, 1997
-----------------------------   Director (Principal
Vincent Camuto                  Executive Officer)

/s/ Robert C. Galvin            Executive Vice President,        May 6, 1997
-----------------------------   Chief Financial Officer and
Robert C. Galvin                Treasurer (Principal
                                Financial Officer and
                                Principal Accounting Officer)

       *                        Director                         May 6, 1997
-----------------------------
C. Gerald Goldsmith

       *                        Director                         May 6, 1997
-----------------------------
Salvatore M. Salibello

       *                        Director                         May 6, 1997
-----------------------------
Henry W. Pascarella

*By:  /s/ Robert C. Galvin
      -----------------------
         Robert C. Galvin
         Attorney-in-Fact




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