Form 10-Q
period 1997-05-03
NINE WEST GROUP INC /DE
filed 1997-06-17
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the thirteen weeks ended May 3, 1997
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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on May 3, 1997: 35,825,279.





                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income - Thirteen weeks
          ended May 3, 1997 and May 4, 1996                                  3

         Condensed Consolidated Balance Sheets - May 3, 1997 and
          February 1, 1997                                                   4

         Condensed Consolidated Statements of Cash Flows - Thirteen
          weeks ended May 3, 1997 and May 4, 1996                            5

         Notes to Condensed Consolidated Financial Statements                6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3   Quantitative and Qualitative Disclosures About Market Risk         13


                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  14

Item 6   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                  (Unaudited)

                                                     Thirteen Weeks Ended
                                                  --------------------------
                                                     May 3             May 4
                                                      1997              1996
                                                     -----             -----
     Net revenues.........................        $406,083          $355,911
     Cost of goods sold...................         224,242           202,238
                                                  --------          --------
       Gross profit.......................         181,841           153,673
     Selling, general and
      administrative expenses.............         138,404           116,233
     Amortization of acquisition goodwill
      and other intangibles...............           2,334             2,391
                                                  --------          --------
       Operating income...................          41,103            35,049
     Interest expense.....................          12,311             9,967
                                                  --------          --------
       Income before income taxes.........          28,792            25,082
     Income tax expense...................          11,301            10,032
                                                  --------          --------
       Net income.........................        $ 17,491          $ 15,050
                                                  ========          ========
     Weighted average common shares and
      common share equivalents:
       Primary............................          36,565            36,572
                                                  ========          ========
       Fully diluted......................          39,621
                                                  ========

     Earnings Per share:
       Primary............................        $   0.48          $   0.41
                                                  ========          ========
       Fully diluted......................        $   0.48
                                                  ========


     The accompanying Notes are an integral part of the Condensed Consolidated
                               Financial Statements



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)


                                                    (Unaudited)
                                                         May 3     February 1
                                                          1997           1997
                                                    ----------     ----------
ASSETS
Current Assets:
   Cash...........................................  $   29,281     $   25,176
   Accounts receivable - net......................     106,255        100,718
   Inventories - net..............................     508,748        501,830
   Deferred income taxes..........................      36,711         38,236
   Assets held for sale - net.....................      13,464         13,589
   Prepaid expenses and other current assets......      35,997         42,457
                                                    ----------     ----------
      Total current assets........................     730,456        722,006
Property and equipment - net......................     125,631        138,249
Deferred income taxes.............................      19,215         18,262
Goodwill - net....................................     209,511        211,142
Trademarks and trade names - net..................     142,541        143,494
Other assets......................................      28,018         27,910
                                                    ----------     ----------
       Total assets...............................  $1,255,372     $1,261,063
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...............................  $   74,945     $   91,059
   Accrued expenses and other current liabilities.      82,467        106,273
   Current portion of long-term debt..............      38,000         33,000
                                                    ----------     ----------
      Total current liabilities...................     195,412        230,332
Long-term debt....................................     610,574        600,407
Other non-current liabilities.....................      69,837         69,784
                                                    ----------     ----------
      Total liabilities...........................     875,823        900,523
                                                    ----------     ----------
Stockholders' Equity:
 Common stock($0.01 par value, 100,000,000 shares
   authorized; 35,825,279 and 35,792,613 shares
   issued and outstanding, respectively)..........         358            358
 Additional paid-in capital.......................     141,913        140,395
 Retained earnings................................     237,278        219,787
                                                    ----------     ----------
      Total stockholders' equity..................     379,549        360,540
                                                    ----------     ----------
       Total liabilities and stockholders' equity.  $1,255,372     $1,261,063
                                                    ==========     ==========


  The accompanying Notes are an integral part of the Condensed Consolidated
                           Financial Statements



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                        Thirteen Weeks Ended
                                                        --------------------
                                                          May 3        May 4
                                                           1997         1996
                                                        -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................ $ 17,491     $ 15,050
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization......................    9,114        8,176
   Loss on disposal of property and equipment.........      189          238
   Write-down of assets associated with Restructuring
    Charge............................................   13,782            -
   Deferred income taxes..............................      572        2,128
   Changes in assets and liabilities:
      Increase in balance of accounts receivable sold.    2,500       11,921
      Accounts receivable.............................   (8,037)       8,924
      Inventory - net.................................   (6,919)     (17,375)
      Prepaid expenses and other assets...............    6,463        1,762
      Accounts payable................................  (16,114)     (13,247)
      Accrued expenses and other current liabilities..  (23,770)     (14,303)
                                                       --------     --------
Net cash (used) provided by operating activities......   (4,729)       3,274
                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................   (7,498)      (8,199)
Proceeds from sale of property and equipment..........        -       19,773
Net increase in other assets..........................     (185)        (264)
                                                       --------     --------
Net cash (used) provided by investing activities......   (7,683)      11,310
                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under financing agreements.............   20,000       18,000
Net repayments of long-term debt......................   (5,000)     (35,000)
Net proceeds from issuance of stock...................    1,517       10,118
                                                       --------     --------
Net cash provided (used) by financing activities......   16,517       (6,882)
                                                       --------     --------
NET INCREASE IN CASH..................................    4,105        7,702
CASH, BEGINNING OF PERIOD.............................   25,176       20,782
                                                       --------     --------
CASH, END OF PERIOD................................... $ 29,281     $ 28,484
                                                       ========     ========


     The accompanying Notes are an integral part of the Condensed Consolidated
                                Financial Statements



                       NINE WEST GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the 13 weeks ended May 3, 1997 are not necessarily indicative of the results to be expected for the 52 weeks ending January 31, 1998 ("1997").

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of the Company for the 52 weeks ended February 1, 1997 ("1996"), as amended.

2.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 61% and 62% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of May 3, 1997 and February 1, 1997, respectively; the remainder was determined by using the weighted average cost method.

     Inventory is comprised of (in thousands):

                                                        May 3    February 1
                                                         1997          1997
                                                         ----          ----
     Raw materials................................   $ 27,022      $ 27,969
     Work in process..............................      2,891         3,543
     Finished goods...............................    478,835       470,318
                                                     --------      --------
          Total inventory.........................   $508,748      $501,830
                                                     ========      ========

3.   GOODWILL

     Goodwill consisted of the following (in thousands):

                                                        May 3    February 1
                                                         1997          1997
                                                         ----          ----

     Goodwill.....................................  $ 221,043     $ 221,291
     Accumulated amortization.....................    (11,532)      (10,149)
                                                    ---------     ---------
          Total goodwill..........................  $ 209,511     $ 211,142
                                                    =========     =========

4.   TRADEMARKS AND TRADE NAMES

     Trademarks and trade names consisted of the following (in thousands):

                                                        May 3    February 1
                                                         1997          1997
                                                         ----          ----

     Trademarks and trade names...................  $ 149,784     $ 149,784
     Accumulated amortization.....................     (7,243)       (6,290)
                                                    ---------     ---------
          Total trademarks and trade names........  $ 142,541     $ 143,494
                                                    =========     =========

5.   BUSINESS RESTRUCTURING AND INTEGRATION CHARGES

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of an excess of the Integration Charge (defined below) of $2.3 million, resulting in a net pretax charge to earnings of $19.0 million (the "Restructuring Charge"), for costs associated with: (1) the restructuring of North American manufacturing facilities; (2) the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York (the "Relocation"); and (3) the repositioning of the 9 & Co. brand, which included the evaluation of retail site locations and the resulting closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge are: (1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million. During the first quarter of 1997, $13.8 million of fixed asset write-downs were charged against the liability for the Restructuring Charge. Cash outlays related to the Restructuring Charge are estimated to be $5.2 million and to be paid over a three-year period beginning in 1997. There were no significant cash expenses charged against the liability for the Restructuring Charge in the first quarter of 1997.

     The Restructuring Charge reflects plans to close three domestic factories and discontinue or reconfigure certain operations at two other domestic manufacturing facilities. Domestic footwear production is expected to decrease from a current level of 7.5 million pairs to 5.0 million pairs by the end of 1997, as the Company pursues global sourcing opportunities in an effort to reduce overall product cost. This action will affect 1,025 employees, or approximately 50% of the Company's domestic manufacturing work force. Total severance and termination benefit costs associated with this action are $9.6 million, which relate to benefits provided by the Company's existing severance plans. As of May 3, 1997, the Company had closed two factories, begun reconfiguring operations at two other facilities and terminated approximately 920 employees, with approximately $2.0 million of severance and termination benefits being paid and charged against the liabilities recorded under the Company's existing severance plans. The remaining closures, reconfigurations and separations will be substantially completed during 1997. The Restructuring Charge balance is included in accrued expenses and other current liabilities.

     On May 23, 1995, the Company consummated the acquisition of the Footwear Division of The United States Shoe Corporation (the "Acquisition"). During the fourth quarter of 1995, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million associated with the Acquisition (the "Integration Charge"). The major components of the Integration Charge were: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) inventory valuation adjustments of $10.4 million; (4) accruals for lease and other contract terminations of $7.0 million; and (5) other integration and consolidation costs of $12.2 million.

     The following table summarizes the activity of the Integration Charge through May 3, 1997:

                                                                                         Other
                                                      Lease and                    Integration
                          Severance and     Asset      Contract      Inventory             and
                            Termination    Write-   Termination      Valuation   Consolidation
     (in thousands)            Benefits     Downs         Costs    Adjustments           Costs    Total
                               --------    ------         -----    -----------           -----    -----

1995 provision...........        $7,650   $14,620        $7,046        $10,423         $12,161  $51,900
1995 activity............          (836)  (14,620)         (235)            (-)         (4,253) (19,944)
                                 ------   -------        ------        -------         -------  -------
February 3, 1996 balance.         6,814         -         6,811         10,423           7,908   31,956
1996 activity............        (5,388)       (-)       (4,866)       (10,423)         (7,540) (28,217)
Reversal of excess
 Integration Charge......          (335)       (-)       (1,795)            (-)           (133)  (2,263)
                                 ------   -------        ------        -------         -------  -------
February 1, 1997 balance.        $1,091   $     -        $  150        $     -         $   235  $ 1,476
First Quarter
 1997 activity...........          (133)       (-)          (16)            (-)             (-)    (149)
                                 ------   -------        ------        -------         -------  -------
May 3, 1997 balance......        $  958   $     -        $  134        $     -         $   235  $ 1,327
                                 ======   =======        ======        =======         =======  =======

     Severance and termination benefits relate to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of May 3, 1997, substantially all of the 475 employees had been terminated, with $6.7 million of severance and termination benefits being paid and charged against the liability for the Integration Charge.

     Total cash outlays related to this charge are expected to be approximately $20.3 million, of which $18.9 million was paid through May 3, 1997 ($0.1 and $3.3 million was paid during the first quarters of 1997 and 1996, respectively. The remaining liability for the Integration Charge is included in accrued expenses and other current liabilities.

     In connection with the Acquisition, the Company assumed and included in the allocation of the Acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million.
As of May 3, 1997, approximately $7.2 million of severance and termination benefits ($0.9 million and $2.2 million in the first quarter of 1997 and 1996, respectively) and $7.8 million of relocation costs ($0.2 million and $0.4 million in the first quarter of 1997 and 1996, respectively) were paid and charged against these liabilities. The remaining liabilities at May 3, 1997 were $1.4 million for severance and termination benefits ($2.3 million at February 1, 1997) and $0.4 million for relocation costs ($0.6 million at February 1, 1997) and are included in accrued expenses and other current liabilities.

6.   FINANCIAL INSTRUMENTS

     As of May 3, 1997, the Company had outstanding interest rate swaps and collars in order to manage exposure to the fluctuation of interest rates. The fair value of these instruments was a favorable $2.6 million based on a commonly accepted pricing methodology using market prices as of May 3, 1997.

7.   LONG TERM DEBT

     On May 3, 1997, the Company had a $317.0 million quarterly amortizing term loan, and could borrow up to $225.0 million under a revolving credit facility, including letters of credit up to $100.0 million. The Credit Agreement expires on November 1, 2001. As of May 3, 1997, $150.0 million of borrowings and $37.1 million of letters of credit were outstanding on a revolving basis and $37.9 million was available for future borrowing.

8.   CASH FLOWS

     Cash paid for income taxes was $0.4 million and $6.4 million for the 13 weeks ended May 3, 1997 and May 4, 1996, respectively. Cash paid for interest was $10.2 million and $9.9 million for the 13 weeks ended May 3, 1997 and May 4, 1996, respectively.

9.   EARNINGS PER SHARE

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of common shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. For the respective thirteen week periods ended May 3, 1997 and May 4, 1996, primary and fully diluted earnings per share are not materially different than basic and diluted earnings per share.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included in Item 1 of this report.

RESULTS OF OPERATIONS

     Net income for the first quarter of 1997 was $17.5 million, or $0.48 per share on a fully diluted basis, a 16.2% increase from net income of $15.1 million, or $0.41 per share, for the first quarter of 1996.

     The following tables set forth certain items in the Company's condensed consolidated statements of income in millions of dollars and as a percentage of net revenues for the first quarter of 1997 and 1996.

                                                   Thirteen Weeks Ended
                                            ----------------------------------
(Dollars in millions)                           May 3, 1997        May 4, 1996
                                            ---------------    ---------------
Net revenues.............................   $406.1    100.0%   $355.9    100.0%
Cost of goods sold.......................    224.3     55.2     202.2     56.8
                                            ------    -----    ------    -----
   Gross profit..........................    181.8     44.8     153.7     43.2
Selling, general and
 administrative expenses.................    138.4     34.1     116.2     32.7
Amortization of acquisition goodwill and
 other intangibles.......................      2.3      0.6       2.4      0.7
                                            ------    -----    ------    -----
   Operating income......................     41.1     10.1      35.1      9.8

Interest expense.........................     12.3      3.0      10.0      2.8
                                            ------    -----    ------    -----
   Income before income taxes............     28.8      7.1      25.1      7.0
Income tax expense.......................     11.3      2.8      10.0      2.8
                                            ------    -----    ------    -----
   Net income............................   $ 17.5      4.3%   $ 15.1      4.2%
                                            ======    =====    ======    =====

THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED
TO THIRTEEN WEEKS ENDED MAY 4, 1996

     NET REVENUES. Net revenues were $406.1 million in the first quarter of 1997 compared to $355.9 million in the first quarter of 1996, an increase of $50.2 million, or 14.1%. Net revenues of the Company's wholesale operations increased by $35.7 million, or 18.1%, due primarily to increased revenues from the Company's international sales and the initial sales of the Company's cK/Calvin Klein Shoes and Bags division footwear and accessories. Sales through the Company's retail locations increased by $14.5 million, or 9.1%, primarily attributable to the opening of 125 additional domestic and 72 additional international retail locations. The increase in retail revenues was offset, in part, by a comparable store sales decrease of 4.5%, with cool weather dominating the period and a generally soft retail climate. Comparable store sales include the net revenues of all stores open for an entire month during the comparable current year and prior year periods. During the first quarter of 1997, wholesale operations accounted for 57% of the Company's consolidated net revenues, while retail operations, which produce greater gross margins, accounted for the remaining 43%. During the first quarter of 1996, wholesale operations accounted for 55% of consolidated net revenues, while retail operations accounted for the remaining 45%.

     GROSS PROFIT. Gross profit was $181.8 million in the first quarter of 1997 compared to $153.7 million in the first quarter of 1996, an increase of $28.1 million, or 18.3%. Gross profit as a percentage of net revenues was 44.8% in the first quarter of 1997, compared to 43.2% in the first quarter of 1996, and increased in both the wholesale and retail operations. This increase is primarily the result of reduced product costs associated with increased global sourcing and overall higher margins from the Company's wholesale operations, including those of the cK/Calvin Klein Shoes and Bags division.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $138.4 million in the first quarter of 1997, compared to $116.2 million in the first quarter of 1996, an increase of $22.2 million, or 19.1%. SG&A expense expressed as a percentage of net revenues rose to 34.1% in the first quarter of 1997 from 32.7% in the first quarter of 1996. The increase in SG&A expenses as a percentage of net revenues is due primarily to brand building activities associated with advertising and marketing, costs related to the expansion of the Company's international and cK/Calvin Klein Shoes and Bags divisions, and one-time period costs related to the restructuring of the Company's North American manufacturing facilities and the relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York (the "Relocation").

     INTEREST EXPENSE. Interest expense was $12.3 million in the first quarter of 1997, compared to $10.0 million in the first quarter of 1996, an increase of $2.3 million, or 23.5%. The increased expense relates principally to the additional resources needed to expand both domestic and international businesses as evidenced by an increase in the weighted average debt outstanding from approximately $510 million in the first quarter of 1996 to approximately $650 million (including $185.7 million principal amount of 5.5% convertible notes issued by the Company in June 1996) in the first quarter of 1997, offset in part by a decrease in the Company's weighted average interest rate to 6.2% for the first quarter of 1997, from 7.1% for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's credit agreement (the "Credit Agreement") to finance its operations and expansion. Cash used by operating activities was $4.7 million for the first quarter of 1997, compared to cash provided by operating activities of $3.3 million for the first quarter of 1996. This decrease of cash flow from operating activities is due primarily to additional working capital used to finance the Company's wholesale and retail expansion. Working capital was $535.0 million at May 3, 1997, compared to $491.7 million at February 3, 1997. Working capital increased during the first quarter of 1997 due, in part, to: (1) a $5.5 million increase in accounts receivable due to increased sales volume; (2) a $6.9 million increase in inventory in connection with the opening of new retail stores; (3) a $6.5 million decrease in prepaid expenses and other current assets; (4) a $16.1 million decrease in accounts payable; and (5) a $23.8 million decrease in accrued expenses and other current liabilities. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Cash outlays related to the Restructuring Charge are estimated to be $5.2 million and to be paid over a three-year period beginning in 1997. There were no significant cash expenses charged against the liability for the Restructuring Charge in the first quarter of 1997.

     Cash outlays for severance and termination benefits, primarily associated with facility closures outlined in the Restructuring Charge, are estimated to be $9.6 million, of which $2.0 million was paid and charged against the liabilities recorded under the Company's existing severance plans during the first quarter of 1997.

     Cash outlays for the Integration Charge are expected to be $20.3 million, of which $18.9 million was paid through May 3, 1997 ($0.1 million was paid and charged during the first quarter of 1997). In connection with the Acquisition, the Company assumed and included in the allocation of Acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million. As of May 3, 1997, approximately $7.2 million and $7.8 million of severance and termination benefits, and relocation costs, respectively, were paid and charged against these liabilities, of which $0.9 million and $0.2 million, respectively, were paid during 1996. The Company anticipates that the remaining $3.2 million in cash outlays for Acquisition-related severance and termination benefits and relocation costs, and the Integration Charge will be substantially paid in the remainder of 1997.

     On May 3, 1997, the Company had a $317.0 million quarterly amortizing term loan facility and could borrow up to $225.0 million under a revolving credit facility, including letters of credit up to $100.0 million. The Credit Agreement expires on November 1, 2001. As of May 3, 1997, $150.0 million of borrowings and $37.1 million of letters of credit were outstanding on a revolving basis and $37.9 million was available for future borrowing.

     Capital expenditures totaled $7.5 million and $8.2 million in the first quarters of 1997 and 1996, respectively. Capital expenditures in the first quarter of 1997 relate primarily to the Company's retail store expansion and remodeling programs. The Company estimates that its capital expenditures for 1997 will be between $75.0 million and $85.0 million, relating primarily to the ongoing expansion of its domestic and retail operations (approximately $50.0 million), equipment for its distribution and manufacturing facilities (approximately $5.0 million) and leasehold improvements, furniture and fixtures, and equipment associated with the Relocation (approximately $20.0 million). The actual amount of the Company's capital expenditures depends, in part, on the number of new stores opened, the number of stores remodeled, the amount of any construction allowances the Company may receive from the landlords of its new stores and any unexpected costs incurred in connection with the Relocation. The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of May 3, 1997, the Company had commitments for approximately $18.7 million of capital expenditures, related to commitments as of such date to open 145 retail stores, 127 of which are intended to be opened during the remainder of 1997.

     The Company expects that its current cash balances, cash flows anticipated to be generated from operations and availability under its revolving credit facility will be sufficient to fund the Relocation and business restructuring and integration activities and other operating cash needs and growth opportunities (including planned domestic and international retail store openings for 1997) for at least the next 12 months; however, given the Company's current growth initiatives, financing alternatives are continually evaluated. From time to time, the Company evaluates potential acquisitions of businesses which complement the business of the Company. Depending on the cash consideration required in such potential acquisitions, the Company may determine to finance such transactions with its cash flows from operations, or may pursue raising additional funds through various financing vehicles, such as additional bank financing or one or more public or private offerings of the Company's securities, or both.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report which are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company. Certain of such risks and uncertainties relate to competition in the industry; changes in the prevailing costs of leather and other raw materials, labor and advertising; changes in consumer demands and preferences; retail store construction delays; the availability of desirable retail locations and the negotiation of acceptable lease terms for such locations; the ability of the Company to place its products in desirable sections of its department store customers; and unexpected costs incurred in connection with the Relocation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interim information is not required until after the first fiscal year end in which this item is effective.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

Exhibit
Number   Exhibit
------   -------

11       Computation of earnings per share, filed herewith.

27       Financial Data Schedule, filed herewith.


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





Date: June 12, 1997