Form 10-Q
period 1997-08-02
NINE WEST GROUP INC /DE
filed 1997-09-16
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the thirteen weeks ended August 2, 1997
                         Commission File No. 1-11161

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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on August 30, 1997: 35,827,779.







                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income - Thirteen and
          twenty-six weeks ended August 2, 1997 and August 3, 1996           3

          Condensed Consolidated Balance Sheets - August 2, 1997 and
          February 1, 1997                                                   4

          Condensed Consolidated Statements of Cash Flows - Twenty-six
          weeks ended August 2, 1997 and August 3, 1996                      5

          Notes to Condensed Consolidated Financial Statements               6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         12



                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  18

Item 4   Submission of Matters to a Vote of Security Holders                18

Item 6   Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  19

Exhibit Index                                                               20


                       NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                  (Unaudited)

                                        13 Weeks Ended         26 Weeks Ended
                                      ------------------     ------------------
                                      August 2  August 3     August 2  August 3
                                          1997      1996         1997      1996
                                      --------  --------     --------  --------
Net revenues......................... $495,684  $421,509     $901,767  $777,420
Cost of goods sold...................  289,045   245,076      513,287   447,314
                                      --------  --------     --------  --------
  Gross profit.......................  206,639   176,433      388,480   330,106
Selling, general and
 administrative expenses.............  144,018   120,880      282,422   237,113
Amortization of acquisition goodwill
 and other intangibles...............    2,418     2,390        4,752     4,781
                                      --------  --------     --------  --------
  Operating income from continuing
   operations........................   60,203    53,163      101,306    88,212
Interest expense.....................   12,589    10,176       24,900    20,143
                                      --------  --------     --------  --------
  Income from continuing operations
   before income taxes...............   47,614    42,987       76,406    68,069
Income tax expense...................   18,688    17,196       29,989    27,228
                                      --------  --------     --------  --------
  Income from continuing operations..   28,926    25,791       46,417    40,841
Loss on disposal of discontinued
 operation...........................        -     2,649            -     2,649
                                      --------  --------     --------  --------
  Net Income......................... $ 28,926  $ 23,142     $ 46,417  $ 38,192
                                      ========  ========     ========  ========
Weighted average common shares and
 common share equivalents:
  Primary............................   36,367    36,923       36,499    36,755
  Fully diluted......................   39,475    38,318       39,554    37,941

Primary earnings per share:
  Continuing operations.............. $   0.80  $   0.70     $   1.27  $   1.11
  Loss on disposal of discontinued
   operation.........................        -     (0.07)           -     (0.07)
                                      --------  --------     --------  --------
    Primary earnings per share....... $   0.80  $   0.63     $   1.27  $   1.04
                                      ========  ========     ========  ========
Fully diluted earnings per share:
  Continuing operations.............. $   0.78  $   0.69     $   1.26  $   1.09
  Loss on disposal of discontinued
   operation.........................        -     (0.07)           -     (0.06)
                                      --------  --------     --------  --------
    Fully diluted earnings per share. $   0.78  $   0.62     $   1.26  $   1.03
                                      ========  ========     ========  ========
     The accompanying Notes are an integral part of the Condensed Consolidated
                               Financial Statements



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)


                                                    (Unaudited)
                                                      August 2     February 1
                                                          1997           1997
                                                    ----------     ----------
ASSETS
Current Assets:
   Cash...........................................  $   26,858     $   25,176
   Accounts receivable - net......................     162,851        100,718
   Inventories - net..............................     539,467        501,830
   Deferred income taxes..........................      34,429         38,236
   Assets held for sale - net.....................      13,589         13,589
   Prepaid expenses and other current assets......      50,540         42,457
                                                    ----------     ----------
      Total current assets........................     827,734        722,006
Property and equipment - net......................     140,882        138,249
Deferred income taxes.............................      18,459         18,262
Goodwill - net....................................     227,136        211,142
Trademarks and trade names - net..................     141,588        143,494
Other assets......................................      28,247         27,910
                                                    ----------     ----------
       Total assets...............................  $1,384,046     $1,261,063
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...............................  $  105,789     $   91,059
   Accrued expenses and other current liabilities.      87,517        106,273
   Current portion of long-term debt..............      30,516         33,000
                                                    ----------     ----------
      Total current liabilities...................     223,822        230,332
Long-term debt....................................     689,788        600,407
Other non-current liabilities.....................      61,634         69,784
                                                    ----------     ----------
      Total liabilities...........................     975,244        900,523
                                                    ----------     ----------
Stockholders' Equity:
 Common stock ($0.01 par value, 100,000,000 shares
   authorized; 35,825,279 and 35,792,613 shares
   issued and outstanding, respectively)..........         358            358
 Additional paid-in capital.......................     142,240        140,395
 Retained earnings................................     266,204        219,787
                                                    ----------     ----------
      Total stockholders' equity..................     408,802        360,540
                                                    ----------     ----------
       Total liabilities and stockholders' equity.  $1,384,046     $1,261,063
                                                    ==========     ==========


   The accompanying Notes are an integral part of the Condensed Consolidated
                           Financial Statements

                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           26 Weeks Ended
                                                       ---------------------
                                                       August 2     August 3
                                                           1997         1996
                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................ $ 46,417     $ 38,192
Adjustments to reconcile net income to net cash
 used by operating activities:
   Depreciation and amortization......................   18,731       16,338
   Loss on disposal of discontinued operation.........        -        2,649
   Deferred income taxes and other....................    3,180        9,137
   Changes in assets and liabilities:
      Accounts receivable - net.......................  (58,723)      17,778
      Inventory - net.................................  (18,128)     (41,519)
      Prepaid expenses and other assets...............   (8,082)      (6,578)
      Accounts payable................................    8,273      (30,456)
      Accrued expenses and other liabilities..........  (22,329)     (26,375)
                                                       --------     --------
Net cash used by operating activities.................  (30,661)     (20,834)
                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................  (23,506)     (18,289)
Proceeds from sale of property and equipment..........        -       19,840
Business acquisitions - net of cash acquired..........  (13,871)      (6,137)
Acquisition purchase price settlement.................        -       25,000
Net (decrease) increase in other assets...............     (977)       5,898
                                                       --------     --------
Net cash (used) provided by investing activities......  (38,354)      26,312
                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under financing agreements.............   73,306       85,000
Net proceeds from issuance of long-term debt..........  317,546      181,270
Repayments of long-term debt.......................... (322,000)    (205,000)
Repurchase of warrants................................        -      (67,500)
Net proceeds from issuance of stock...................    1,845       14,178
                                                       --------     --------
Net cash provided by financing activities.............   70,697        7,948
                                                       --------     --------
NET INCREASE IN CASH..................................    1,682       13,426
CASH, BEGINNING OF PERIOD.............................   25,176       20,782
                                                       --------     --------
CASH, END OF PERIOD................................... $ 26,858     $ 34,208
                                                       ========     ========
     The accompanying Notes are an integral part of the Condensed Consolidated
                                Financial Statements







                       NINE WEST GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the 26 weeks ended August 2, 1997 are not necessarily indicative of the results to be expected for the 52 weeks ending January 31, 1998 ("1997").

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of the Company for the 52 weeks ended February 1, 1997 ("1996"), as amended, and the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended May 3, 1997.

2.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 64% and 62% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of August 2, 1997 and February 1, 1997, respectively; the remainder was determined by using the weighted average cost method.

     Inventory is comprised of (in thousands):

                                                     August 2    February 1
                                                         1997          1997
                                                         ----          ----
     Raw materials................................   $ 27,402      $ 27,969
     Work in process..............................      3,150         3,543
     Finished goods...............................    508,915       470,318
                                                     --------      --------
          Total inventory.........................   $539,467      $501,830
                                                     ========      ========



3.   GOODWILL

     Goodwill consisted of the following (in thousands):

                                                     August 2    February 1
                                                         1997          1997
                                                         ----          ----

     Goodwill.....................................  $ 240,131     $ 221,291
     Accumulated amortization.....................    (12,995)      (10,149)
                                                    ---------     ---------
          Total goodwill..........................  $ 227,136     $ 211,142
                                                    =========     =========

4.   TRADEMARKS AND TRADE NAMES

     Trademarks and trade names consisted of the following (in thousands):

                                                     August 2    February 1
                                                         1997          1997
                                                         ----          ----

     Trademarks and trade names...................  $ 149,784     $ 149,784
     Accumulated amortization.....................     (8,196)       (6,290)
                                                    ---------     ---------
          Total trademarks and trade names........  $ 141,588     $ 143,494
                                                    =========     =========

5.   BUSINESS RESTRUCTURING AND INTEGRATION CHARGES

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of an excess of the Integration Charge (defined below) of $2.3 million, resulting in a net pretax charge to earnings of $19.0 million (the "Restructuring Charge"), for costs associated with: (1) the restructuring of North American manufacturing facilities which contemplated the closure of three domestic manufacturing facilities and discontinuation or reconfiguration of certain operations at two other domestic manufacturing facilities; (2) the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York (the "Relocation"); and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge are:
(1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million. The restructuring of North American manufacturing facilities is expected to decrease domestic footwear production from a level of 7.5 million pairs to 5.0 million pairs by the end of 1997, as the Company pursues global sourcing opportunities in an effort to reduce overall product cost.

     During the 26 weeks ended August 2, 1997, the Company closed two domestic manufacturing facilities and began to reconfigure operations at two other domestic manufacturing facilities, began the Relocation, and closed six 9 & Co. stores, resulting in charges against the Restructuring Charge accrual of $13.8 million in asset write downs and $0.7 million in plant closing costs. The remaining balance of the Restructuring Charge accrual of $6.8 million consists of $4.9 million for the lease and contract termination costs and $1.9 million for the plant closing costs. The remaining plant closures and reconfigurations, the Relocation, and the 9 & Co. store closures will be substantially completed during the second half of 1997. The Restructuring Charge accrual balance is included in accrued expenses and other current liabilities. Cash outlays related to the Restructuring Charge are estimated to be $5.2 million and are to be paid over a three-year period. As of and during the 26 weeks ended August 2, 1997, $0.7 million of cash expenses, primarily relating to plant closing costs, were paid and charged against the Restructuring Charge liability.

     The initiatives outlined in the Restructuring Charge will affect the employment of approximately 1,135 employees. Of these employees, 1,025 are in manufacturing positions and represent approximately 50% of the Company's domestic manufacturing workforce, and 110 are employees affected by the Relocation. Total severance and termination benefit costs associated with these initiatives are $9.6 million, which relate to benefits provided by the Company's existing severance plans. As of and during the 26 weeks ended August 2, 1997, the Company had terminated 1,012 of the domestic manufacturing employees and 14 of the employees affected by the Relocation, with approximately $2.7 million of severance and termination benefits being paid and charged against the severance plan liability. The remaining separations will be substantially completed during the second half of 1997.

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

     The following table summarizes the activity of the Integration Charge through August 2, 1997:

                                                                                         Other
                                                      Lease and                    Integration
                          Severance and     Asset      Contract      Inventory             and
                            Termination    Write-   Termination      Valuation   Consolidation
     (in thousands)            Benefits     Downs         Costs    Adjustments           Costs    Total
                               --------    ------         -----    -----------           -----    -----

1995 provision...........        $7,650   $14,620        $7,046        $10,423         $12,161  $51,900
1995 activity............          (836)  (14,620)         (235)            (-)         (4,253) (19,944)
                                 ------   -------        ------        -------         -------  -------
February 3, 1996 balance.         6,814         0         6,811         10,423           7,908   31,956
1996 activity............        (5,388)       (-)       (4,866)       (10,423)         (7,540) (28,217)
Reversal of excess
 Integration Charge......          (335)       (-)       (1,795)            (-)           (133)  (2,263)
                                 ------   -------        ------        -------         -------  -------
February 1, 1997 balance.        $1,091   $     0        $  150        $     0         $   235  $ 1,476
26 weeks ended August 2,
 1997 activity...........        (1,091)       (-)         (150)            (-)           (235)  (1,476)
                                 ------   -------        ------        -------         -------  -------
August 2, 1997 balance...        $    0   $     0        $    0        $     0         $     0  $     0
                                 ======   =======        ======        =======         =======  =======

     Integration Charge severance and termination benefits relate to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of August 2, 1997, all of the Integration Charge terminations and activities had been completed. Total cash outlays relating to the Integration Charge were approximately $20.3 million, $1.4 million of which were paid during the first 26 weeks of 1997.

     In connection with the Acquisition, the Company assumed and included in the allocation of the Acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million.
As of August 2, 1997, substantially all severance and termination benefits and relocation costs were paid and charged against these liabilities, $1.6 million of which were paid during the first 26 weeks of 1997.

6.   FINANCIAL INSTRUMENTS

     To manage exposure to the fluctuation of interest rates on outstanding debt, the Company enters into interest rate hedge derivatives. As of August 2, 1997, the Company had outstanding interest rate swaps and collars with an aggregate notional principal amount of $300.0 million. The fair value of these instruments was a favorable $0.9 million based on a commonly accepted pricing methodology using market prices as of August 2, 1997.

7.   LONG TERM DEBT

    In July 1997, the Company issued $200.0 million of its 8-3/8% Senior Notes due August 15, 2005 (the "Senior Notes") and $125.0 million of its 9% Senior Subordinated Notes due August 15, 2007 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). The Senior Notes are not redeemable at the option of the Company prior to maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2002, at declining redemption prices. Prior to August 15, 2000, the Company may redeem up to 30% of the Senior Subordinated Notes with the net proceeds of one or more public equity offerings at a redemption price of 109%, provided, that at least $87.5 million of Senior Subordinated Notes remain outstanding after such redemption. The Notes constitute unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by four of the Company's domestic subsidiaries. The Senior Notes rank pari passu in right of payment with all other existing and future unsubordinated obligations of the Company. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness of the Company, including the Senior Notes. The indentures under which the Notes are issued contain covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, make restricted payments, consolidate, merge, sell assets, and issue other senior subordinated debt. The proceeds from the issuance of the Notes were approximately $317.5 million (net of initial purchasers' discounts and estimated offering expenses of $7.5 million) and were used to repay the quarterly amortizing term loan ($312.0 million) and a portion of revolving debt ($5.5 million) outstanding under the Company's previous credit facility.

     In connection with the issuance of the Notes, on August 1, 1997, the Company amended and restated its credit agreement to permit the Company to borrow up to $600.0 million under a revolving credit facility which expires in July 2002. Under the terms of the amended and restated credit agreement (the "Credit Agreement"), letters of credit outstanding on a revolving basis may not exceed $150.0 million. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate, and are secured by substantially all assets of the Company and its domestic subsidiaries (excluding receivables related to the Company's accounts receivable securitization facility). Borrowings under the Credit Agreement will become unsecured once the Company reaches an "investment grade" rating on its long-term senior unsecured indebtedness. The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. As of August 2, 1997, $178.6 million of borrowings and $30.7 million of letters of credit were outstanding on a revolving basis and $390.7 million was available for future borrowing.


8.   CASH FLOWS

     Cash paid for income taxes was $13.7 million and $18.6 million for the 26 weeks ended August 2, 1997 and August 3, 1996, respectively. Cash paid for interest was $23.2 million and $19.8 million for the 26 weeks ended August 2, 1997 and August 3, 1996, respectively. Excluded from the condensed consolidated statement of cash flows for the 26 weeks ended August 2, 1997 is a $15.4 million non-cash debt obligation incurred by the Company in conjunction with the acquisition of The Shoe Studio Group Limited.


9.   EARNINGS PER SHARE

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of common shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. For the respective 13 and 26 week periods ended August 2, 1997 and August 3, 1996, primary and fully diluted earnings per share are not materially different than basic and diluted earnings per share.

10.  LOSS ON DISPOSAL OF DISCONTINUED OPERATION

     Subsequent to July 29, 1995, the net assets of the Company's Texas Boot division ("Texas Boot") were accounted for as an "Asset held for sale." In the fourth quarter of 1996, the Company consummated the sale of Texas Boot, and retroactively corrected its method of accounting therefor, as the holding period had expired in the second quarter of 1996. As a result of this correction, the expected loss from the disposal of Texas Boot and the anticipated operating losses from its operation from May 24, 1996 through January 24, 1997 were reported retroactive to the second quarter of 1996 as a loss on disposal of discontinued operation, resulting in a charge of $2.6 million, net of income tax benefits of $1.4 million, in that period. Accordingly, results for the 13 and 26 week periods ended August 3, 1996, respectively, have been restated as follows: (1) income from continuing operations from $26.0 million and $41.0 million to $25.8 million and $40.8 million; (2) earnings per share from continuing operations from $0.70 and $1.12 to $0.69 and $1.09; (3) net income from $26.0 million and $41.0 million to $23.1 million and $38.2 million; and (4) net earnings per share from $0.70 and $1.10 to $0.62 and $1.03.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included in Item 1 of this report.

RESULTS OF OPERATIONS

     Net income for the second quarter of 1997 was $28.9 million, or $0.78 per share on a fully diluted basis, a 12.2% increase from income from continuing operations of $25.8 million, or $0.69 per share, for the second quarter of 1996. Net income for the first 26 weeks of 1997 was $46.4 million, or $1.26 per share, a 13.7% increase from income from continuing operations of $40.8 million, or $1.09 per share, for the first 26 weeks of 1996. Results for the second quarter and first 26 weeks of 1997 include a $0.9 million increase in cost of goods sold related to the write-up of inventory to fair value over FIFO cost, recorded as a result of the acquisition of The Shoe Studio Group Limited on May 24, 1997, as required by the purchase method of accounting. Excluding the cost of goods sold adjustment, net income for the second quarter and first 26 weeks of 1997 would have been $29.5 million, or $0.79 per share, and $47.0 million, or $1.27 per share, respectively.

     NET REVENUES. Net revenues were $495.7 million in the second quarter of 1997 compared to $421.5 million in the second quarter of 1996, an increase of $74.2 million, or 17.6%, with wholesale and retail net revenues increasing by $26.9 million, or 11.6%, and $47.3 million, or 24.8%, respectively. For the first 26 weeks of 1997, net revenues were $901.8 million compared to $777.4 million in the comparable prior year period, an increase of $124.4 million, or 16.0%, with wholesale and retail net revenues increasing $62.1 million, or
14.5%, and $62.3 million, or 17.9%, respectively.   The increase in wholesale
revenues for the second quarter and first 26 weeks of 1997 is due primarily to increased revenues from the Company's international operations and the impact of the Company's cK/Calvin Klein Shoes and Bags division, which did not have revenues during the comparable 1996 periods. The increase in retail revenues is primarily attributable to the opening (net of closings) of 134 additional domestic and 62 additional international retail locations and the operations of 116 acquired retail locations during the periods which did not operate during the comparable periods of the preceding year. Comparable store sales during the second quarter of 1997 increased 1.8%. Comparable store sales for the first 26 weeks of 1997 decreased 1.1% with respect to the comparable prior year period, with cool weather affecting spring footwear sales and a generally soft retail climate. Comparable store sales include the net revenues of all stores open for an entire month during the comparable current year and prior year periods. During the second quarter and first 26 weeks of 1997, wholesale operations accounted for 52% and 54%, respectively, of the Company's consolidated net revenues, while retail operations accounted for the remaining 48% and 46%, respectively. During each of the second quarter and first 26 weeks of 1996, wholesale operations accounted for 55% of consolidated net revenues, while retail operations accounted for the remaining 45%.

     GROSS PROFIT. Gross profit was $206.6 million in the second quarter of 1997 compared to $176.4 million in the second quarter of 1996, an increase of $30.2 million, or 17.1%. Gross profit was $388.5 million for the first 26 weeks of 1997 compared to $330.1 million for the comparable prior year period, an increase of $58.4 million, or 17.7%. Gross profit as a percentage of net revenues was 41.7% and 43.1% for the second quarter and first 26 weeks of 1997, respectively, compared to 41.9% and 42.5% for the comparable prior year periods. Excluding the cost of goods sold adjustment recorded as a result of The Shoe Studio Group Limited acquisition, gross margin for the second quarter of 1997 as compared to the second quarter of 1996 was substantially unchanged and, for the first 26 weeks of 1997, increased to 43.2% of net revenues compared to 42.5% for the first 26 weeks of 1996. Although significant promotional activity and a soft retail environment held gross margin substantially unchanged during the second quarter of 1997 as compared to the second quarter of 1996, a greater percentage of net revenues derived from retail operations, which revenues produce greater gross margins than wholesale revenues, in combination with reduced product costs associated with increased global sourcing resulted in an increase in gross margin during the first 26 weeks of 1997 compared to the comparable prior year period. The Company anticipates that third quarter gross profit could be negatively impacted by a continuation of the softness in the general retail environment. However, overall gross margins are expected to remain substantially unchanged due to an anticipated shift in the sales mix toward greater retail and international sales.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $144.0 million in the second quarter of 1997, compared to $120.9 million in the second quarter of 1996, an increase of $23.1 million, or 18.8%. SG&A expenses were $282.4 million for the first 26 weeks of 1997, compared to $237.1 million for the comparable prior year period, an increase of $45.3 million, or 18.7%. SG&A expense expressed as a percentage of net revenues was 29.5% and 31.8% for the second quarter and first 26 weeks of 1997, up from 29.2% and 31.1% for comparable periods in the prior year. The increase in SG&A expenses as a percentage of net revenues is due primarily to a shift in the sales mix towards retail operations which carry overall higher SG&A margins than wholesale operations, brand building activities associated with advertising and marketing, and costs related to the expansion of the Company's international and cK/Calvin Klein Shoes and Bags divisions.

     INTEREST EXPENSE. Interest expense was $12.6 million in the second quarter of 1997, compared to $10.2 million in the second quarter of 1996, an increase of $2.4 million, or 23.7%. Interest expense was $24.9 million for the first 26 weeks of 1997, compared to $20.1 million for the comparable prior year period, an increase of $4.8 million, or 23.6%. The increased expense for the second quarter and first 26 weeks of 1997 relates primarily to the increase in capital needed to finance the expansion of both domestic and international businesses, including expansion through acquisitions and additional retail locations, as evidenced by an increase in weighted average debt outstanding from approximately $525 million in the first 26 weeks of 1996 to approximately $670 million in the first 26 weeks of 1997. The Company anticipates that interest expense will be higher during the third and fourth quarters of 1997 compared to comparable prior year periods as a result of the additional financial resources required to expand the business and an increase in the weighted average interest rate incurred on outstanding indebtedness due to the higher interest rates borne by the Notes (defined below).

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's credit facility to finance its operations and expansion. Cash used by operating activities was $30.7 million for the first 26 weeks of 1997, compared to $20.8 million for the first 26 weeks of 1996. This decrease of cash flow from operating activities is due primarily to additional working capital used to finance the Company's wholesale and retail expansion. Working capital was $603.9 million at August 2, 1997, compared to $491.7 million at February 3, 1997, an increase of approximately $112.2 million. Working capital increased during the first 26 weeks of 1997 due primarily to the following: (1) accounts receivable increased approximately $62.1 million due to increased domestic and international wholesale volume; and (2) inventory increased approximately $37.6 million, which was primarily due to the operation of 202 additional retail locations since February 1, 1997, the expansion of wholesale inventories to meet customer on-order position and the expansion of the Accessories and cK/Calvin Klein Shoes and Bags divisions. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of an excess of the Integration Charge (defined below) of $2.3 million, resulting in a net pretax charge to earnings of $19.0 million (the "Restructuring Charge"), for costs associated with: (1) the restructuring of North American manufacturing facilities which contemplated plans to close three domestic manufacturing facilities and discontinue or reconfigure certain operations at two other domestic manufacturing facilities;
(2) the Relocation; and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge are: (1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million. Cash outlays related to the Restructuring Charge are estimated to be $5.2 million and are to be paid over a three-year period. As of and during the 26 weeks ended August 2, 1997, $0.7 million of cash expenses, primarily relating to plant closing costs, were paid and charged against the liability for the Restructuring Charge.

     The initiatives outlined in the Restructuring Charge will affect the employment of approximately 1,135 employees. Of these employees, 1,025 are in manufacturing positions and represent approximately 50% of the Company's domestic manufacturing workforce, and 110 are employees affected by the Relocation. Total severance and termination benefit costs associated with these initiatives are $9.6 million, which relate to benefits provided by the Company's existing severance plans. As of and during the 26 weeks ended August 2, 1997, the Company had terminated 1,012 of the domestic manufacturing employees and 14 of the employees affected by the Relocation, with approximately $2.7 million of severance and termination benefits being paid and charged against the severance plan liability. The remaining separations will be substantially completed during the second half of 1997.

     On May 23, 1995, the Company consummated the acquisition of the Footwear Division of The United States Shoe Corporation (the "Acquisition"). During the fourth quarter of 1995, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million associated with the Acquisition (the "Integration Charge"). The major components of the Integration Charge were: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) inventory valuation adjustments of $10.4 million; (4) accruals for lease and other contract terminations of $7.0 million; and (5) other integration and consolidation costs of $12.2 million. Severance and termination benefits relate to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of August 2, 1997, all of the Integration Charge terminations and activities had been completed. Total cash outlays relating to the Integration Charge were approximately $20.3 million, $1.4 million of which were paid during the first 26 weeks of 1997.

     In connection with the Acquisition, the Company assumed and included in the allocation of the Acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million.
As of August 2, 1997, substantially all severance and termination benefits and relocation costs were paid and charged against these liabilities, $1.6 million of which were paid during the first 26 weeks of 1997.

     In July 1997, the Company issued $200.0 million of its 8-3/8% Senior Notes due August 15, 2005 (the "Senior Notes") and $125.0 million of its 9% Senior Subordinated Notes due August 15, 2007 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). The Senior Notes are not redeemable at the option of the Company prior to maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2002, at declining redemption prices. Prior to August 15, 2000, the Company may redeem up to 30% of the Senior Subordinated Notes with the net proceeds of one or more public equity offerings at a redemption price of 109%; provided, that at least $87.5 million of Senior Subordinated Notes remain outstanding after such redemption. The Notes constitute unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by four of the Company's domestic subsidiaries. The Senior Notes rank pari passu in right of payment with all other existing and future unsubordinated obligations of the Company. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness of the Company, including the Senior Notes. The indentures under which the Notes are issued contain covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, make restricted payments, consolidate, merge, sell assets, and issue other senior subordinated debt. The proceeds from the issuance of the Notes were approximately $317.5 million (net of initial purchasers' discounts and estimated offering expenses of $7.5 million) and were used to repay the quarterly amortizing term loan ($312.0 million) and a portion of revolving debt ($5.5 million) outstanding under the Company's previous credit facility.

     In connection with the issuance of the Notes, on August 1, 1997, the Company amended and restated its credit agreement to permit the Company to borrow up to $600.0 million under a revolving credit facility which expires in July 2002. Under the terms of the amended and restated credit agreement (the "Credit Agreement"), letters of credit outstanding on a revolving basis may not exceed $150.0 million. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate, and are secured by substantially all assets of the Company and its domestic subsidiaries (excluding receivables related to the Company's accounts receivable securitization facility). Borrowings under the Credit Agreement will become unsecured once the Company reaches an "investment grade" rating on its long-term senior unsecured indebtedness. The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. As of August 2, 1997, $178.6 million of borrowings and $30.7 million of letters of credit were outstanding on a revolving basis and $390.7 million was available for future borrowing. The Company anticipates that interest expense will be higher during the third and fourth quarters of 1997 compared to comparable prior year periods as a result of the additional financial resources required to expand the business and an increase in the weighted average interest rate incurred on outstanding indebtedness due to the higher interest rates borne by the Notes.

     Cash used for investing activities during the first 26 weeks of 1997 includes $13.9 million for the purchase of The Shoe Studio Group Limited. Capital expenditures totaled $23.5 million and $18.3 million in the first 26 weeks of 1997 and 1996, respectively. Capital expenditures in the first 26 weeks of 1997 and 1996 relate primarily to the Company's retail store expansion and remodeling programs and, in 1997, include expenditures related to the Relocation. The Company estimates that total capital expenditures for 1997 will be between $75.0 million and $80.0 million. The actual amount of the Company's capital expenditures depends, in part, on the number of new stores opened, the number of stores remodeled, the amount of any construction allowances the Company may receive from the landlords of its new stores and any unexpected costs incurred in connection with the Relocation. The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of August 2, 1997, the Company had commitments for approximately $17.8 million of capital expenditures, related to commitments as of such date to open 137 retail stores, 80 of which are intended to be opened during the remainder of 1997.

     The Company expects that its current cash balances, cash provided by operations and borrowing under the credit facility will continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations. The Company continuously evaluates potential acquisitions of businesses which complement its existing operations. Depending on the cash consideration required in such potential acquisitions, the Company may determine to finance any such transaction with its existing sources of liquidity, or may pursue financing through one or more public or private offerings of the Company's securities, or both.

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


FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report which are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company. Certain of such risks and uncertainties relate to competition in the industry; changes in the prevailing costs of leather and other raw materials, labor and advertising; changes in consumer demands and preferences; the overall strength of the general retail environment; retail store construction delays; the availability of desirable retail locations and the negotiation of acceptable lease terms for such locations; the ability of the Company to place its products in desirable sections of its department store customers; and unexpected costs incurred in connection with the Relocation.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 1, 1997, the Company learned that on April 10, 1997, the United States Securities and Exchange Commission (the "SEC") entered a formal order of investigation with respect to, among other things, the Company's revenue recognition policies and practices of certain of the Company's divisions that were acquired from The U.S. Shoe Corporation in 1995. The Company has been cooperating fully with the Staff of the SEC and intends to continue its cooperation. The Company does not anticipate that the investigation will have a material adverse financial effect on the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Stockholders of the Company was held on May 15, 1997. The election of two Class I directors was the only proposal submitted to a vote of stockholders at the meeting. Results of the voting were as follows:

     Election of Class I directors of the Company.

                                      For              Withheld
                                   ----------         ----------
        C. Gerald Goldsmith        29,415,892            230,020
        Henry W. Pascarella        29,419,274            226,638

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          See Exhibit Index

     (b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated June 20, 1997, for the purpose of reporting under Item 5 thereof that the Company had issued a press release announcing its intention to make a private offering of Senior Notes due 2005 and Senior Subordinated Notes due 2007 in the aggregate principal face amount of $325.0 million, a copy of which was filed therewith as Exhibit 20.1.


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





Date: September 15, 1997






                                  EXHIBIT INDEX

Exhibit
Number   Exhibit
------   -------
 4.1 Senior Note Indenture dated as of July 9, 1997 among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

 4.2 Senior Subordinated Note Indenture dated as of July 9, 1997 among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21,
         1997)

 4.3 Registration Rights Agreement dated July 9, 1997 among Nine West Group Inc. and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West
         Manufacturing Corporation, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Citicorp Securities, Inc. and NationsBanc Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

 4.4 Form of Global 8-3/8% Senior Notes due 2005 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)


 4.5 Form of Definitive 8-3/8% Senior Notes due 2005 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)


 4.6 Form of 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)


 4.7 Form of 9% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)


 4.8 Form of 9% Series B Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

 4.9 Form of Unrestricted Global 5-1/2% Convertible Subordinated Note Due 2003 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-12545) filed on August 21, 1997)

10.1 Amended and Restated Credit Agreement, dated as of August 1, 1997, among the Company, the subsidiaries of the Company named therein and from time to time party thereto as guarantors, the financial institutions listed on the signature pages thereof and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-12545) filed on August 21, 1997)

11       Computation of earnings per share, filed herewith.

27       Financial Data Schedule, filed herewith.