Form 10-Q
period 1997-11-01
NINE WEST GROUP INC /DE
filed 1997-12-16
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the thirteen weeks ended November 1, 1997
                           Commission File No. 1-11161

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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on November 28, 1997: 35,868,831.







                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income - Thirteen and
          thirty-nine weeks ended November 1, 1997 and November 2, 1996     3

          Condensed Consolidated Balance Sheets - November 1, 1997 and
          February 1, 1997                                                  4

          Condensed Consolidated Statements of Cash Flows - Thirty-nine
          weeks ended November 1, 1997 and November 2, 1996                 5

          Notes to Condensed Consolidated Financial Statements              6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11



                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 17

Item 6   Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 18

Exhibit Index                                                              19




                       NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                  (Unaudited)

                                       13 Weeks Ended        39 Weeks Ended
                                     ------------------  ----------------------
                                       Nov. 1    Nov. 2      Nov. 1      Nov. 2
                                         1997      1996        1997        1996
                                     --------  --------  ----------  ----------
Net revenues........................ $496,563  $444,016  $1,398,330  $1,221,436
Cost of goods sold..................  275,145   249,556     788,432     696,870
                                     --------  --------  ----------  ----------
  Gross profit......................  221,418   194,460     609,898     524,566
Selling, general and
 administrative expenses............  147,120   122,970     429,542     360,083
Amortization of acquisition
 goodwill and other intangibles.....    2,458     2,391       7,210       7,172
                                     --------  --------  ----------  ----------
  Operating income from continuing
   operations.......................   71,840    69,099     173,146     157,311
Interest expense....................   14,882    10,266      39,782      30,409
                                     --------  --------  ----------  ----------
  Income from continuing operations
   before income taxes..............   56,958    58,833     133,364     126,902
Income tax expense..................   22,356    23,535      52,345      50,763
                                     --------  --------  ----------  ----------
  Income from continuing operations.   34,602    35,298      81,019      76,139
Gain (loss) on disposal of
 discontinued operation.............        -        13           -      (2,636)
                                     --------  --------  ----------  ----------
  Net Income........................ $ 34,602  $ 35,311  $   81,019  $   73,503
                                     ========  ========  ==========  ==========
Weighted average common shares and
 common share equivalents:
  Primary...........................   36,460    36,729      36,496      36,728
  Fully diluted.....................   39,517    39,785      39,552      38,531

Primary earnings per share:
  Continuing operations............. $   0.95  $   0.96  $     2.22  $     2.07
  Loss on disposal of discontinued
   operation........................        -         -           -       (0.07)
                                     --------  --------  ----------  ----------
   Primary earnings per share....... $   0.95  $   0.96  $     2.22  $     2.00
                                     ========  ========  ==========  ==========
Fully diluted earnings per share:
  Continuing operations............. $   0.92  $   0.93  $     2.18  $     2.04
  Loss on disposal of discontinued
   operation........................        -         -           -       (0.07)
                                     --------  --------  ----------  ----------
   Fully diluted earnings per share. $   0.92  $   0.93  $     2.18  $     1.97
                                     ========  ========  ==========  ==========

     The accompanying Notes are an integral part of the Condensed Consolidated
                               Financial Statements


                       NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)


                                                    (Unaudited)
                                                    November 1     February 1
                                                          1997           1997
                                                    ----------     ----------
ASSETS
Current Assets:
   Cash...........................................  $   29,089     $   25,176
   Accounts receivable - net......................     157,889        100,718
   Inventories - net..............................     554,393        501,830
   Deferred income taxes..........................      28,757         38,236
   Assets held for sale - net.....................      13,589         13,589
   Prepaid expenses and other current assets......      47,178         42,457
                                                    ----------     ----------
      Total current assets........................     830,895        722,006
Property and equipment - net......................     167,411        138,249
Deferred income taxes.............................      16,087         18,262
Goodwill - net....................................     227,091        211,142
Trademarks and trade names - net..................     140,635        143,494
Other assets......................................      27,233         27,910
                                                    ----------     ----------
       Total assets...............................  $1,409,352     $1,261,063
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...............................  $  122,338     $   91,059
   Accrued expenses and other current liabilities.      86,220        106,273
   Current portion of long-term debt..............       9,614         33,000
                                                    ----------     ----------
      Total current liabilities...................     218,172        230,332
Long-term debt....................................     686,834        600,407
Other non-current liabilities.....................      59,480         69,784
                                                    ----------     ----------
      Total liabilities...........................     964,486        900,523
                                                    ----------     ----------
Stockholders' Equity:
 Common stock ($0.01 par value, 100,000,000 shares
   authorized; 35,868,831 and 35,792,613 shares
   issued and outstanding, respectively)..........         359            358
 Additional paid-in capital.......................     143,701        140,395
 Retained earnings................................     300,806        219,787
                                                    ----------     ----------
      Total stockholders' equity..................     444,866        360,540
                                                    ----------     ----------
       Total liabilities and stockholders' equity.  $1,409,352     $1,261,063
                                                    ==========     ==========

   The accompanying Notes are an integral part of the Condensed Consolidated
                           Financial Statements


                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           39 Weeks Ended
                                                       ----------------------
                                                       November 1  November 2
                                                             1997        1996
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................   $ 81,019    $ 73,503
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization......................     28,787      24,134
   Loss on disposal of discontinued operation.........          -       2,636
   Deferred income taxes and other....................     11,654      14,581
   Changes in assets and liabilities:
      Accounts receivable - net.......................    (53,761)     (6,248)
      Inventory - net.................................    (27,182)    (61,978)
      Prepaid expenses and other assets...............     (4,721)     (7,093)
      Accounts payable................................     24,822     (36,894)
      Accrued expenses and other liabilities..........    (21,852)    (24,918)
                                                         --------    --------
Net cash provided (used) by operating activities......     38,766     (22,277)
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................    (56,599)    (27,240)
Proceeds from sale of property and equipment..........          -      19,612
Business acquisitions - net of cash acquired..........    (20,503)     (6,357)
Acquisition purchase price settlement.................          -      25,000
Net (decrease) increase in other assets...............       (148)      2,680
                                                         --------    --------
Net cash (used) provided by investing activities......    (77,250)     13,695
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under financing agreements.............     49,138      97,642
Net proceeds from issuance of long-term debt..........    316,865     181,270
Repayments of long-term debt..........................   (326,913)   (216,000)
Repurchase of warrants................................          -     (67,500)
Net proceeds from issuance of stock...................      3,307      18,115
                                                         --------    --------
Net cash provided by financing activities.............     42,397      13,527
                                                         --------    --------
NET INCREASE IN CASH..................................      3,913       4,945
CASH, BEGINNING OF PERIOD.............................     25,176      20,782
                                                         --------    --------
CASH, END OF PERIOD...................................   $ 29,089    $ 25,727
                                                         ========    ========



   The accompanying Notes are an integral part of the Condensed Consolidated
                                Financial Statements




                       NINE WEST GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the 39 weeks ended November 1, 1997 are not necessarily indicative of the results to be expected for the 52 weeks ending January 31, 1998 ("1997").

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of the Company for the 52 weeks ended February 1, 1997 ("1996"), as amended, and the Quarterly Reports on Form 10-Q of the Company for periods subsequent thereto.

2.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 61% and 62% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of November 1, 1997 and February 1, 1997, respectively; the remainder was determined by using the weighted average cost method.

     Inventory is comprised of (in thousands):

                                                   November 1    February 1
                                                         1997          1997
                                                     --------      --------
     Raw materials................................   $ 26,870      $ 27,969
     Work in process..............................      2,893         3,543
     Finished goods...............................    524,630       470,318
                                                     --------      --------
          Total inventory.........................   $554,393      $501,830
                                                     ========      ========




3.   GOODWILL

     Goodwill consisted of the following (in thousands):

                                                   November 1    February 1
                                                         1997          1997
                                                   ----------    ----------

     Goodwill.....................................  $ 241,591     $ 221,291
     Accumulated amortization.....................    (14,500)      (10,149)
                                                    ---------     ---------
          Total goodwill..........................  $ 227,091     $ 211,142
                                                    =========     =========

4.   TRADEMARKS AND TRADE NAMES

     Trademarks and trade names consisted of the following (in thousands):

                                                   November 1    February 1
                                                         1997          1997
                                                   ----------    ----------

     Trademarks and trade names...................  $ 149,784     $ 149,784
     Accumulated amortization.....................     (9,149)       (6,290)
                                                    ---------     ---------
          Total trademarks and trade names........  $ 140,635     $ 143,494
                                                    =========     =========

5.   BUSINESS RESTRUCTURING AND INTEGRATION CHARGES

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of an excess of the restructuring and integration costs associated with the acquisition of the Footwear Division of The United States Shoe Corporation of $2.3 million, resulting in a net pretax charge to earnings of $19.0 million (the "Restructuring Charge"), for costs associated with: (1) the restructuring of North American manufacturing facilities which contemplated the closure of three domestic manufacturing facilities and discontinuation or reconfiguration of certain operations at two other domestic manufacturing facilities; (2) the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York (the "Relocation"); and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge are:
(1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million. The restructuring of North American manufacturing facilities is expected to decrease domestic footwear production from a level of 7.5 million pairs to 5.0 million pairs by the end of 1997, as the Company pursues global sourcing opportunities in an effort to reduce overall product cost.

     During the 39 weeks ended November 1, 1997, the Company closed three domestic manufacturing facilities and reconfigured operations at two other domestic manufacturing facilities, began the Relocation, and closed eight 9 & Co. stores, resulting in charges against the Restructuring Charge accrual of $13.8 million in asset write downs, $0.5 million in lease and contract terminations and $1.6 million in plant closing costs. The remaining balance of the Restructuring Charge accrual of $5.4 million consists of $4.4 million for the lease and contract termination costs and $1.0 million for the plant closing costs. The Relocation and the remaining 9 & Co. store closures will be substantially completed during the fourth quarter of 1997. The Restructuring Charge accrual balance is included in accrued expenses and other current liabilities. Cash outlays related to the Restructuring Charge are estimated to be $5.2 million and are to be paid over a three-year period. As of and during the 39 weeks ended November 1, 1997, $2.1 million of cash expenses, primarily relating to plant closing costs, were paid and charged against the Restructuring Charge liability.

     The initiatives outlined in the Restructuring Charge affected the employment of approximately 1,135 employees. Of these employees, 1,025 were in manufacturing positions and represented approximately 50% of the Company's domestic manufacturing workforce, and 110 were employees affected by the Relocation. Total severance and termination benefit costs associated with these initiatives are $9.6 million, which relate to benefits provided by the Company's existing severance plans. As of and during the 39 weeks ended November 1, 1997, the Company had terminated substantially all of the affected employees, with approximately $4.1 million of severance and termination benefits being paid and charged against the severance plan liability.

6.   FINANCIAL INSTRUMENTS

     To manage exposure to the fluctuation of interest rates on outstanding debt, the Company enters into interest rate hedge derivatives. As of November 1, 1997, the Company had outstanding interest rate swaps and collars with an aggregate notional principal amount of $300.0 million. The fair value of these instruments was a favorable $0.1 million based on a commonly accepted pricing methodology using market prices as of November 1, 1997.

7.   LONG TERM DEBT

    In July 1997, the Company issued $200.0 million of its 8-3/8% Senior Notes due August 15, 2005 (the "Senior Notes") and $125.0 million of its 9% Senior Subordinated Notes due August 15, 2007 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). The Senior Notes are not redeemable at the option of the Company prior to maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2002, at declining redemption prices. Prior to August 15, 2000, the Company may redeem up to 30% of the Senior Subordinated Notes with the net proceeds of one or more public equity offerings at a redemption price of 109%, provided, that at least $87.5 million of Senior Subordinated Notes remain outstanding after such redemption. The Notes constitute unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by four of the Company's domestic subsidiaries. The Senior Notes rank pari passu in right of payment with all other existing and future unsubordinated obligations of the Company. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness of the Company, including the Senior Notes. The indentures under which the Notes are issued contain covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, make restricted payments, consolidate, merge, sell assets, and issue other senior subordinated debt. The proceeds from the issuance of the Notes were approximately $316.9 million (net of initial purchasers' discounts and offering expenses of $8.1 million) and were used to repay the quarterly amortizing term loan ($312.0 million) and a portion of revolving debt ($4.9 million) outstanding under the Company's previous credit facility.

     In connection with the issuance of the Notes, on August 1, 1997, the Company amended and restated its credit agreement to permit the Company to borrow up to $600.0 million under a revolving credit facility which expires in July 2002. Under the terms of the amended and restated credit agreement (the "Credit Agreement"), letters of credit outstanding on a revolving basis may not exceed $150.0 million. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate, and are secured by substantially all assets of the Company and its domestic subsidiaries (excluding receivables related to the Company's accounts receivable securitization facility). Borrowings under the Credit Agreement will become unsecured once the Company reaches an "investment grade" rating on its long-term senior unsecured indebtedness. The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. As of November 1, 1997, $175.0 million of borrowings and $34.8 million of letters of credit were outstanding on a revolving basis and $390.2 million was available for future borrowing.

8.   CASH FLOWS

     Cash paid for income taxes was $33.1 million and $34.2 million for the 39 weeks ended November 1, 1997 and November 2, 1996, respectively. Cash paid for interest was $28.4 million and $24.9 million for the 39 weeks ended November 1, 1997 and November 2, 1996, respectively. Excluded from the condensed consolidated statement of cash flows for the 39 weeks ended November 1, 1997 is a $15.4 million non-cash debt obligation incurred by the Company in conjunction with the acquisition of The Shoe Studio Group Limited.

9.   EARNINGS PER SHARE

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted for financial statements for interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of common shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. For the respective 13 and 39 week periods ended November 1, 1997 and November 2, 1996, primary and fully diluted earnings per share are not materially different than basic and diluted earnings per share.

10.  LOSS ON DISPOSAL OF DISCONTINUED OPERATION

     Subsequent to July 29, 1995, the net assets of the Company's Texas Boot division ("Texas Boot") were accounted for as an "Asset held for sale." On January 24, 1997, the Company consummated the sale of Texas Boot, and retroactively corrected its method of accounting therefor, as the holding period had expired in the second quarter of 1996. As a result of this correction, the expected loss from the disposal of Texas Boot and the anticipated operating losses from its operation from May 24, 1996 through January 24, 1997 were reported retroactive to the second quarter of 1996 as a loss on disposal of discontinued operation, resulting in a charge of $2.6 million, net of income tax benefits of $1.4 million, in that period. Accordingly, results for the 13 and 39 week periods ended November 2, 1996, respectively, have been restated as follows: (1) income from continuing operations from $35.6 million and $76.6 million to $35.3 million and $76.1 million; (2) earnings per share from continuing operations from $0.94 and $2.05 to $0.93 and $2.04; (3) net income from $35.6 million and $76.6 million to $35.3 million and $73.5 million; and (4) net earnings per share from $0.94 and $2.05 to $0.93 and $1.97.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included in Item 1 of this report.

RESULTS OF OPERATIONS

     NET INCOME. Net income for the third quarter of 1997 was $34.6 million, or $0.92 per share on a fully diluted basis, a 2.0% decrease from net income of $35.3 million, or $0.93 per share, for the third quarter of 1996. Net income for the first 39 weeks of 1997 was $81.0 million, or $2.18 per share, a 6.4% increase from income from continuing operations of $76.1 million, or $2.04 per share, for the first 39 weeks of 1996. Results for the third quarter and first 39 weeks of 1997 include a $0.6 million and $1.5 million increase in cost of goods sold, respectively, related to the write-up of inventory to fair value over FIFO cost, recorded as a result of the acquisition of The Shoe Studio Group Limited on May 24, 1997, as required by the purchase method of accounting. Excluding the cost of goods sold adjustment, net income for the third quarter and first 39 weeks of 1997 would have been $35.0 million, or $0.93 per share, and $82.0 million, or $2.20 per share, respectively.

     NET REVENUES. Net revenues were $496.6 million in the third quarter of 1997 compared to $444.0 million in the third quarter of 1996, an increase of $52.6 million, or 11.8%. Wholesale net revenues decreased by $2.8 million, or 1.1%, and retail net revenues increased by $55.4 million, or 30.9% during the period. For the first 39 weeks of 1997, net revenues were $1.4 billion compared to $1.2 billion in the comparable prior year period, an increase of $176.9 million, or 14.5%. Wholesale and retail net revenues increased $59.3 million, or 8.5%, and $117.6 million, or 22.3%, respectively, during the period. Wholesale revenues decreased during the third quarter of 1997 primarily due to softness in the domestic retail environment, untimely introduction of key fashion footwear styles, shipping challenges in the Company's Accessories division and selected styles within certain of the Company's key brands not being priced competitively. The increase in wholesale revenues for the first 39 weeks of 1997 is due primarily to increased revenues from the Company's international operations and the impact of the Company's cK/Calvin Klein Shoes and Bags division, which did not have revenues during the comparable 1996 period, partially offset by the factors adversely affecting wholesale revenues in the third quarter of 1997. The increase in retail revenues for the third quarter and first 39 weeks of 1997 is primarily attributable to the opening (net of closings) of 139 additional domestic and 100 additional international retail locations and the operations of 168 acquired retail locations during the periods which did not operate during the comparable periods of the preceding year, partially offset by softness in the domestic retail environment, untimely introduction of key fashion footwear styles, selected styles within certain of the Company's key brands not being priced competitively, and, during the third quarter of 1997, the downturn in the Asian economy. Domestic comparable store sales during the third quarter and first 39 weeks of 1997 decreased 3.0% and 1.8%, respectively. The factors described above which adversely affected retail revenues in the first 39 weeks of 1997 contributed to the decrease in domestic comparable store sales during both the third quarter and first 39 weeks of 1997.The decrease in domestic comparable store sales during the first 39 weeks of 1997 is also attributable to the effect of cool weather on spring 1997 footwear sales. Domestic comparable store sales include the net revenues of all stores open for an entire month during the comparable current year and prior year periods. During the third quarter and first 39 weeks of 1997, wholesale operations accounted for 53% and 54%, respectively, of the Company's consolidated net revenues, while retail operations accounted for the remaining 47% and 46%, respectively. During the third quarter and first 39 weeks of 1996, wholesale operations accounted for 60% and 57%, respectively, of the Company's consolidated net revenues, while retail operations accounted for the remaining 40% and 43%, respectively.

     The Company anticipates that net income and wholesale and retail net revenues for the fourth quarter of 1997 will be adversely affected by the continuation of the factors which adversely affected the Company's net revenues during the third quarter of 1997, as well as increased interest expense compared to the comparable prior year period.

     GROSS PROFIT. Gross profit was $221.4 million in the third quarter of 1997 compared to $194.5 million in the third quarter of 1996, an increase of $26.9 million, or 13.9%. Gross profit was $609.9 million for the first 39 weeks of 1997 compared to $524.6 million for the comparable prior year period, an increase of $85.3 million, or 16.3%. Gross profit as a percentage of net revenues was 44.6% and 43.6% for the third quarter and first 39 weeks of 1997, respectively, compared to 43.8% and 42.9% for the comparable prior year periods.The increase in gross profit as a percentage of net revenues for the third quarter and first 39 weeks of 1997 resulted from a greater percentage of net revenues being derived from retail operations, which revenues produce greater gross margins than wholesale revenues, in combination with reduced product costs associated with increased global sourcing, offset somewhat by promotional activity as a result of a soft retail environment.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $147.1 million in the third quarter of 1997, compared to $123.0 million in the third quarter of 1996, an increase of $24.1 million, or 19.6%. SG&A expenses were $429.5 million for the first 39 weeks of 1997, compared to $360.1 million for the comparable prior year period, an increase of $69.4 million, or 19.3%. SG&A expense expressed as a percentage of net revenues was 29.6% and 30.7% for the third quarter and first 39 weeks of 1997, up from 27.7% and 29.5% for comparable periods in the prior year. The increase in SG&A expenses as a percentage of net revenues for the third quarter and first 39 weeks of 1997 is due primarily to a shift in the sales mix towards retail operations which carry overall higher SG&A margins than wholesale operations, higher advertising and promotional expenses related to the Company's expanded marketing plan, and costs related to the expansion of the Company's international and cK/Calvin Klein Shoes and Bags divisions.

     INTEREST EXPENSE. Interest expense was $14.9 million in the third quarter of 1997, compared to $10.3 million in the third quarter of 1996, an increase of $4.6 million, or 45.0%. Interest expense was $39.8 million for the first 39 weeks of 1997, compared to $30.4 million for the comparable prior year period, an increase of $9.4 million, or 30.8%. The increased expense for the third quarter and first 39 weeks of 1997 relates primarily to the increase in capital required to finance the expansion of both domestic and international businesses, including expansion through acquisitions and additional retail locations. Weighted average debt outstanding was approximately $705 million and $680 million for the third quarter and first 39 weeks of 1997, up from approximately $560 million and $535 million for the comparable periods in the prior year. Weighted average interest rates were 7.3% and 6.7% for the third quarter and first 39 weeks of 1997, respectively, compared to 6.2% and 6.6% for the comparable prior year periods. The increase in the weighted average interest rate for the third quarter of 1997 is primarily attributable to the refinancing of the Company's $312 million quarterly amortizing term loan with the net proceeds from the issuance of the Notes (defined below). The Company anticipates that interest expense will continue to be higher during the fourth quarter of 1997 compared to the comparable prior year period as a result of the additional financial resources required to expand the business and an increase in the weighted average interest rate incurred on outstanding indebtedness due to the higher interest rates borne by the Notes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's credit facility to finance its operations and expansion. Cash provided by operating activities was $38.8 million for the first 39 weeks of 1997, compared to cash used by operating activities of $22.3 million for the first 39 weeks of 1996. The $61.1 million increase in cash provided by operations for the first 39 weeks of 1997 as compared to the prior comparable period is due primarily to: (1) a $34.8 million decrease in cash used for inventory, primarily attributable to higher inventory levels during the comparable 1996 period associated with the Company's wholesale on-order requirements and early production of inventory for Easy Spirit's 1997 "National Sales Event"; and (2) a $61.7 million increase in cash provided by accounts payable. The effect of those factors was partially offset by a $47.6 million increase in cash used by accounts receivable, which is primarily attributable to lower aggregate advances under the Company's accounts receivable securitization program and strong international wholesale growth.

     Working capital was $612.7 million at November 1, 1997, compared to $491.7 million at February 1, 1997, an increase of approximately $121.0 million. Working capital increased during the first 39 weeks of 1997 primarily due to:
(1) an approximately $57.2 million increase in accounts receivable for the reasons described above; and (2) an approximately $52.6 million increase in inventory, which is primarily attributable to the operation of 350 additional domestic and international retail locations since February 1, 1997, and the expansion of the Accessories and cK/Calvin Klein Shoes and Bags divisions. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of an excess of the Integration Charge (defined below) of $2.3 million, resulting in a net pretax charge to earnings of $19.0 million (the "Restructuring Charge"), for costs associated with: (1) the restructuring of North American manufacturing facilities which contemplated plans to close three domestic manufacturing facilities and discontinue or reconfigure certain operations at two other domestic manufacturing facilities;
(2) the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York, (the "Relocation"); and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge are: (1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million. Cash outlays related to the Restructuring Charge are estimated to be $5.2 million and are to be paid over a three-year period. As of and during the 39 weeks ended November 1, 1997, $2.1 million of cash expenses, primarily relating to plant closing costs, were paid and charged against the Restructuring Charge liability.

     The initiatives outlined in the Restructuring Charge affected the employment of approximately 1,135 employees. Of these employees, 1,025 were in manufacturing positions and represented approximately 50% of the Company's domestic manufacturing workforce, and 110 were employees affected by the Relocation. Total severance and termination benefit costs associated with these initiatives are $9.6 million, which relate to benefits provided by the Company's existing severance plans. As of and during the 39 weeks ended November 1, 1997, the Company had terminated substantially all of the affected employees, with approximately $4.1 million of severance and termination benefits being paid and charged against the severance plan liability.

     On May 23, 1995, the Company consummated the Acquisition. During the fourth quarter of 1995, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million associated with the Acquisition (the "Integration Charge"). The major components of the Integration Charge were: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) inventory valuation adjustments of $10.4 million; (4) accruals for lease and other contract terminations of $7.0 million; and (5) other integration and consolidation costs of $12.2 million. Severance and termination benefits relate to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of August 2, 1997, all of the Integration Charge terminations and activities had been completed, and substantially all of the associated costs had been paid. Total cash outlays relating to the Integration Charge were approximately $20.3 million, $1.4 million of which were paid during the first 26 weeks of 1997.

     In connection with the Acquisition, the Company assumed and included in the allocation of the Acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million.
As of August 2, 1997 substantially all severance and termination benefits and relocation costs were paid and charged against these liabilities, $2.3 million of which were paid during the first 39 weeks of 1997.

     In July 1997, the Company issued $200.0 million of its 8-3/8% Senior Notes due August 15, 2005 (the "Senior Notes") and $125.0 million of its 9% Senior Subordinated Notes due August 15, 2007 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). The Senior Notes are not redeemable at the option of the Company prior to maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2002, at declining redemption prices. Prior to August 15, 2000, the Company may redeem up to 30% of the Senior Subordinated Notes with the net proceeds of one or more public equity offerings at a redemption price of 109%; provided, that at least $87.5 million of Senior Subordinated Notes remain outstanding after such redemption. The Notes constitute unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by four of the Company's domestic subsidiaries. The Senior Notes rank pari passu in right of payment with all other existing and future unsubordinated obligations of the Company. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness of the Company, including the Senior Notes. The indentures under which the Notes are issued contain covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, make restricted payments, consolidate, merge, sell assets, and issue other senior subordinated debt. The proceeds from the issuance of the Notes were approximately $316.9 million (net of initial purchasers' discounts and estimated offering expenses of $8.1 million) and were used to repay the quarterly amortizing term loan ($312.0 million) and a portion of revolving debt ($4.9 million) outstanding under the Company's previous credit facility.

     In connection with the issuance of the Notes, on August 1, 1997, the Company amended and restated its credit agreement to permit the Company to borrow up to $600.0 million under a revolving credit facility which expires in July 2002. Under the terms of the amended and restated credit agreement (the "Credit Agreement"), letters of credit outstanding on a revolving basis may not exceed $150.0 million. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate, and are secured by substantially all assets of the Company and its domestic subsidiaries (excluding receivables related to the Company's accounts receivable securitization facility). Borrowings under the Credit Agreement will become unsecured once the Company reaches an "investment grade" rating on its long-term senior unsecured indebtedness. The Credit Agreement contains various operating covenants which, among other things, impose certain limitations on the Company's ability to incur liens, incur indebtedness, merge, consolidate or declare and make dividend payments. As of November 1, 1997, $175.0 million of borrowings and $34.8 million of letters of credit were outstanding on a revolving basis and $390.2 million was available for future borrowing. The Company anticipates that interest expense will be higher during the fourth quarter of 1997 compared to the fourth quarter of 1996 as a result of the additional financial resources required to expand the business and an increase in the weighted average interest rate incurred on outstanding indebtedness due to the higher interest rates borne by the Notes.

     Cash used for investing activities during the first 39 weeks of 1997 includes $20.5 million for the purchase of The Shoe Studio Group Limited and 52 retail concessions from British Shoe Corporation. Capital expenditures totaled $56.6 million and $27.2 million in the first 39 weeks of 1997 and 1996, respectively. Capital expenditures in the first 39 weeks of 1997 consist primarily of expenditures related to the Relocation and the Company's retail store expansion and remodeling programs. Capital expenditures in the first 39 weeks of 1996 relate primarily to the Company's retail store expansion and remodeling programs. The Company estimates that total capital expenditures for 1997 will be between $75.0 million and $80.0 million. The actual amount of the Company's capital expenditures depends, in part, on the number of new stores opened, the number of stores remodeled, the amount of any construction allowances the Company may receive from the landlords of its new stores and any unexpected costs incurred in connection with the Relocation. The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of November 1, 1997, the Company had commitments for approximately $14.0 million of capital expenditures, related to commitments as of such date to open approximately 100 retail stores, approximately 40 of which are intended to be opened during the remainder of 1997.

     The Company expects that its current cash balances, cash provided by operations and borrowings under the credit facility will continue to provide the capital flexibility necessary to fund future opportunities as well as to meet existing obligations. The Company continuously evaluates potential acquisitions of businesses which complement its existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions and the market value of the Company's common stock, the Company may determine to finance any such transaction with its existing sources of liquidity, or may pursue financing through one or more public or private offerings of the Company's securities, or both.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report which are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company. Certain of such risks and uncertainties relate to competition in the industry; changes in the prevailing costs of leather and other raw materials, labor and advertising; changes in consumer demands and preferences; the overall strength of the general domestic and international retail environments; retail store construction delays; the availability of desirable retail locations and the negotiation of acceptable lease terms for such locations; and the ability of the Company to place its products in desirable locations within its department store customers.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 1, 1997, the Company learned that on April 10, 1997, the Securities and Exchange Commission (the "SEC") entered a formal order of investigation of the Company. Based on conversations with the staff of the SEC dating back to the Fall of 1996, when an informal investigation was commenced, the Company believes that this investigation is primarily focused on the revenue recognition policies and practices of certain of the Company's divisions that were acquired from The United States Shoe Corporation in 1995. The Company has been cooperating fully with the staff of the SEC and intends to continue its cooperation. Based on the information presently available to it, the Company does not anticipate that the investigation of its revenue recognition policies and practices will have a material adverse financial effect on the Company.

     On October 29, 1997, the Company received a subpoena issued by the SEC in connection with its investigation requesting the Company to produce certain documents relating to the purchase by the Company of products manufactured in Brazil from 1994 to date, including documents concerning the prices paid for such products and the customs duties paid in connection with their importation into the United States. In addition, on October 29, 1997, the Company learned that the United States Customs Service has commenced an investigation of the Company relating to the Company's importation of Brazilian footwear from 1995 to date. The Company intends to cooperate fully with the staff of the SEC and the United States Customs Service in connection with these investigations. The Company believes that no issues exist in respect of its customs policies and practices. Therefore, based on the limited information presently available to it concerning these investigations, the Company does not anticipate that they will have a material adverse financial effect on the Company, although, in view of the preliminary stages of these investigations, no assurances can be given as to their ultimate impact on the Company.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          See Exhibit Index

     (b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated October 29, 1997, for the purpose of reporting under Item 5 thereof the receipt on such date of a subpoena from the SEC and the commencement on such date of an investigation by the United States Customs Service, each as described under Part II, Item 1 - "Legal Proceedings."



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





Date: December 15, 1997







                                  EXHIBIT INDEX

Exhibit
Number   Exhibit
------   -------
11       Computation of earnings per share, filed herewith.

27       Financial Data Schedule, filed herewith.