Form 10-K
period 1998-01-31
NINE WEST GROUP INC /DE
filed 1998-05-01
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the 52 weeks ended January 31, 1998

                          Commission File No. 1-11161

                              Nine West Group Inc.
             (Exact name of Registrant as specified in its charter)

           Delaware                                          06-1093855
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification Number)

        Nine West Plaza
    1129 Westchester Avenue
    White Plains, New York                                      10604
     (Address of Principal                                    (Zip Code)
      Executive Offices)
                                 (314) 579-8812
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
Title of Each Class:                               on Which Registered:
Common Stock, par value $.01 per share             New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 17, 1998: $805,098,994.

     Total number of shares of Common Stock, $.01 par value per share, outstanding as of the close of business on April 17, 1998: 35,919,664.

                   DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of Form 10-K is incorporated herein by reference to the Registrant's definitive proxy statement, filed on April 30, 1998.




                           TABLE OF CONTENTS
                                                                          Page
                                                                          ----
                                PART I
Item 1   Business                                                            3

Item 2   Properties                                                         16

Item 3   Legal Proceedings                                                  17

Item 4   Submission of Matters to a Vote of Security Holders                17

                                PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters                                                          18

Item 6   Selected Financial Data                                            18

Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        21

Item 7A  Quantitative and Qualitative Disclosures About Market Risk         31

Item 8   Financial Statements and Supplementary Data                        31

Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         31

                                PART III                                    59

                                PART IV

         Exhibits, Financial Statement Schedules and Reports on Form 8-K    60



                                PART I

ITEM 1.  BUSINESS.

General

     Nine West Group Inc. (together with its subsidiaries, the "Company") is a leading designer, developer and marketer of quality, fashionable women's footwear and accessories. The Company markets a full collection of casual, career and dress footwear and accessories under multiple brand names, each of which is targeted to a distinct segment of the women's footwear and accessories markets, from "fashion" to "comfort" styles and from "moderate" to "bridge" price points. The Company's footwear and accessories are sold to more than 7,000 department, specialty and independent retail stores and through 1,459 of its own retail locations operating as of January 31, 1998. In addition to its flagship Nine West label, the Company's internationally recognized brands include Amalfi, Bandolino, Luca B. for Calico, cK/Calvin Klein Shoes and Bags (under license), Easy Spirit, Enzo Angiolini, Evan Picone (under license), 9 & Co., Pappagallo, Pied a Terre, Selby, Westies and The Shoe Studio Group Limited brands. The Company's Jervin private label division also arranges for the purchase of footwear by major retailers and other wholesalers for sale under the customers' own labels. The Company believes that its primary strengths are:
(1) its widely-recognized brand names, (2) the high quality, value and styling of its products, (3) its ability to respond quickly to changing fashion trends,
(4) its established sourcing relationships with efficient manufacturers in Brazil and other locations, (5) the broad distribution of its products through both wholesale and retail channels and (6) its ability to provide timely and reliable delivery to its customers. The Company believes that it is one of the few established footwear companies that offer several complete lines of well-known women's leather footwear in a wide variety of colors, styles and retail price points and that, as a result, it is able to capitalize on what the Company believes is a continuing trend among major wholesale accounts to consolidate footwear purchasing from among a narrowing group of vendors. In addition, the Company believes that the sale of footwear and accessories through its retail stores increases consumers' awareness of the Company's brands.

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Financial information for 1997 and 1996 is not comparable to 1995, as Footwear Group results are included in the entire 1997 and 1996 periods and are included in 1995 for the 37-week period from May 23, 1995 through February 3, 1996.

Divisions

     The Company distributes its footwear and accessories through wholesale channels and its own retail stores. Prior to March 1997, the Company's business was operated through two distinct divisions, wholesale and retail. In March 1997, the Company reorganized its business operations to unite its wholesale and retail operations through vertically-structured business divisions centered around the Company's brands. Each such division is responsible for the design, development and management of its branded footwear. Certain branded divisions, as well as the Company's international division, are responsible for both wholesale operations and the Company's specialty retail stores. Retail operations other than specialty retail stores are conducted through a value-based division. The Company believes that this vertical structure enhances brand equities and the consistency of brand image and presentation.

     During the periods presented below, the percentage of net revenues contributed by the Company's wholesale and retail operations is as follows:

                                            1997         1996           1995
                                            ----         ----           ----
Wholesale.........................            51%          55%            55%
Retail............................            49           45             45
                                             ---          ---            ---
     Total........................           100%         100%           100%
                                             ===          ===            ===

Wholesale Operations

     The Company's domestic wholesale operations include the sale of both brand name and private label footwear and/or accessories through 12 branded divisions, as well as the Jervin private label division and the Accessories division. The Jervin private label division earns commissions on an agency basis for arranging with manufacturers the production of footwear for sale under its customers' private labels. The Jervin division provides design expertise, selects the manufacturer, oversees the manufacturing process and arranges the sale of footwear to the customer. The Accessories division produces and sells handbags and small leather goods under the names "Nine West," "Easy Spirit" and "Enzo Angiolini" through the Company's retail stores and primarily under the name "Nine West" through wholesale channels. Additionally, the Company's licensees sell products, including jewelry, legwear and sunglasses, to wholesale customers primarily under the name "Nine West."

     The following table summarizes selected aspects of the products sold by the
Company:

                                                      Retail Price Range
                                                      ------------------
              Product                Market
Division      Classification         Segments         Shoes        Boots
--------      --------------         --------         -----        -----
Nine West     Contemporary           Upper Moderate   $49  to $79  $90 to $160

Amalfi        Refined Classics       Salon            $110 to $140 $150 to $185

Bandolino     Modern Classics        Better           $60 to $85   $80 to $160

Luca B. for   Affordable Fashion     Moderate         $49 to $60   $65 to $75
Calico

cK/Calvin     Dress Tailored         Bridge           $45 to $185  $115 to $265
Klein Shoes   Casual
and Bags      Seasonal Sport

Easy Spirit   Comfort/Fit            Upper Moderate   $40 to $85   $80 to $125
              Active Sport/Casuals

Enzo          Sophisticated          Better           $60 to $90   $100 to $165
Angiolini     Classics

Evan Picone   Contemporary           Bridge           $80 to $110  $120 to $150

9 & Co.       Junior/Trend           Moderate         $30 to $60   $55 to $100

Pappagallo    Classic                Upper Moderate   $49 to $69   $79 to $85

Selby         Traditional/Comfort    Moderate         $60 to $80   $80 to $100

Specialty     Traditional/           Moderate/        $25 to $40   $35 to $50
Marketing/    Contemporary           Lower Moderate
Westies

Jervin        All                    Upper Moderate/  $12 to $100  $30 to $125
Private Label                        Lower


              Product                Market
Division      Classification         Segments         Retail Price Range
--------      --------------         --------         -------------------
Accessories   Handbags and           Moderate/Better  $30 to $150
              small leather goods

cK/Calvin     Handbags and small     Bridge           $25 to $295
Klein Shoes   leather goods
and Bags

Domestic Specialty Retail Operations of Branded Divisions

     The Company's Nine West, Easy Spirit, Enzo Angiolini, 9 & Co. and cK/Calvin Klein Shoes and Bags divisions market footwear and accessories directly to consumers through the Company's domestic specialty retail stores operating in mall and urban retail center locations. Each of these branded divisions sells footwear and accessories under its respective brand name. Certain Nine West stores also offer a selection of the Bandolino line of footwear. Enzo Angiolini stores also offer a selection of the Amalfi and Evan Picone lines of footwear. Certain of the Company's retail stores also sell products licensed by the Company, including jewelry, legwear and sunglasses. The Company plans to open approximately 30 domestic specialty retail locations (net of closings) in 1998.

     The following table summarizes selected aspects of the Company's domestic specialty retail stores:

                                                        Enzo                         cK/Calvin
                       Nine West        Easy Spirit     Angiolini       9 & Co.      Klein
                       ---------        -----------     ---------       -------      ---------
Number of locations    293              219             79              74           3

Brands offered         Nine West and,   Easy Spirit     Enzo            9 & Co.      cK/Calvin
                       in selected                      Angiolini and                Klein
                       locations,                       in selected
                       Bandolino                        locations,
                                                        Evan Picone
                                                        and Amalfi
Retail price range
of shoes and boots     $45 to $175      $45 to $125     $55 to $175     $35 to $70   $45 to $265

Retail price range
of handbags and
small leather goods    $24 to $158      $22 to $99      $30 to $248     N/A          $25 to $295

Type of location       Upscale and      Upscale and     Upscale malls   Regional     Upscale
                       regional malls   regional malls  and urban       malls and    Malls
                       and urban        and urban       retail          urban
                       retail centers   retail centers  centers         retail
                                                                        centers
Average store size
(in square feet)       1,497            1,368           1,282           1,565        2,009

Revenues per square
foot during 1997 (a)   $497             $487            $527            $319         N/A (b)

(a) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross retail square footage.

(b) Amounts for cK/Calvin Klein are not included as the first of those stores was not open until September 1, 1997.

Domestic Value-Based Retail Stores Division

     The Company's domestic value-based retail stores are operated by the Company's Value-Based Retail Stores division under the following names: Nine West Outlet, Easy Spirit Outlet, Enzo Angiolini Outlet and Banister. This division also operates leased departments in Stein Mart stores. The outlet concept was implemented by the Company in order to target more value-oriented retail customers and to offer a distribution channel for its residual inventories. In 1997, 25% to 30% of the Nine West and Enzo Angiolini Outlet stores' merchandise consisted of discontinued styles from the Company's specialty retail stores and the Company's wholesale operations, with the remainder of the merchandise consisting of new production of current and proven prior season's styles. Banister and Stein Mart stores carry the Company's brands of women's footwear and a limited selection of other suppliers' women's and men's dress, casual and athletic footwear. The Easy Spirit Outlet stores sell primarily the Easy Spirit brand and focus on the size, width and comfort business with a selection of Selby styles in selected stores. The Company plans to open approximately 10 domestic value-based retail locations (net of closings) in 1998.

     The following table summarizes selected aspects of the Company's domestic value-based retail stores:

                       Nine West    Easy Spirit   Enzo Angiolini
                       Outlet       Outlet        Outlet          Banister     Stein Mart
                       ---------    -----------   --------------  --------     ----------
Number of locations    149          35            9               142          108

Brands offered         Primarily    Easy Spirit   Primarily       All Company  All Company
                       Nine West    and Selby     Enzo Angiolini  brands       brands

Retail price range
of shoes and boots     $30 to $125  $30 to $100   $30 to $195     $30 to $125  $30 to $125

Type of location       Mfr's        Mfr's         Mfr's           Mfr's        Strip
                       outlet       outlet        outlet          outlet       centers
                       centers      centers       centers         centers

Average store size
(in square feet)       2,658        2,488         2,301           4,622        2,759

Revenues per square
foot during 1997 (a)   $351         $235          $310            $178         $176

(a) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross retail square footage.

Domestic Retail Expansion

     The Company plans to open a total of approximately 40 domestic specialty and value-based retail locations in 1998. Proposed sites for the Company's retail stores are selected based on location, including the area's population density and level of traffic, average sales per square foot of the shopping mall, urban retail center or manufacturers' outlet center locations, average household income and other local demographics. Outlet stores generally are located outside the shopping radius of the Company's wholesale customers and its specialty retail stores. The types of stores opened by the Company and the results generated by such stores depend on various factors, including, among others, general economic and business conditions affecting consumer spending, the performance of the Company's wholesale and retail operations, the acceptance by consumers of the Company's retail concepts, the availability of desirable locations and the ability of the Company to negotiate acceptable lease terms for new locations, hire and train personnel and otherwise manage such expansion.
See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding planned store openings and capital expenditures.

International Division

     In 1995, the Company organized an international division for the purpose of promoting wholesale and retail growth. The Company's international division sells footwear and, in some cases, accessories under each of the Company's brand names. The Company currently markets its products to customers in more than 40 countries, including Australia, Canada, Chile, China, France, Hong Kong, Japan, Malaysia, Mexico, Singapore, Taiwan, Thailand and the United Kingdom through 348 specialty retail locations (100 specialty retail stores and 248 specialty retail concessions). At the end of 1997, the Company operated specialty retail locations in the United Kingdom (180), Canada (27) and France (7). The Company operates 134 specialty retail locations in Australia (20), Japan (26), Hong Kong
(24), Malaysia (2), Singapore (5), Taiwan (42) and Thailand (15) through joint ventures. During 1997, the Company acquired three specialty retail stores and 148 specialty retail concessions in the United Kingdom and opened (net of closings) 113 specialty retail locations in Asia, Australia, Canada and Europe. The Company expects to continue its expansion of international specialty retail locations in 1998, with plans to open or acquire approximately 100 additional retail locations (net of closings). In addition, subject to the Company's ability to find acceptable partners for its international specialty retail locations, the Company intends to continue to establish its retail presence in certain other international markets through various arrangements with established retailers in those markets. The Company is currently developing strategic plans to further penetrate markets in Europe, Central and South America and Asia. However, the Company presently has no commitments to expand into any country other than those in which it currently operates. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding planned store openings and capital expenditures.

     The following table summarizes selected aspects of the Company's international division retail locations:

                        Nine                Easy           Enzo              cK/Calvin     Pied a         Shoe
                        West                Spirit         Angiolini         Klein         Terre          Studio
                        ----                ------         ---------         ---------     ------         ------

Number of locations     138                 2              11                18            20             159

Brands Offered          Primarily           Easy           Primarily         cK/Calvin     Pied a         Bertie, Roland
                        Nine West           Spirit         Enzo              Klein         Terre and      Cartier, Roberto
                                            & Selby        Angiolini                       a selection    Vianni, Vivaldi,
                                                                                           of cK/Calvin   Nine West and
                                                                                           Klein          a selection of
                                                                                                          other brands

Retail price range      $50 to $190         $50 to $125    $60 to $210       $100 to $270  $85 to $250    $40 to $200
of shoes and boots
(in U.S. dollars)

Type of locations       Upscale and         Regional       Department        Department    Urban retail   Department
                        regional malls,     malls          store             store         locations,     store
                        urban retail                       concessions       concessions   regional       concessions
                        locations and                      and upscale       and upscale   malls and
                        department                         malls             malls         department
                        store                                                              store
                        concessions                                                        concessions

Average store size      798                 1,478          336               688           1,313           1,547
(in square feet)

Revenues per square     $684                N/A(b)         N/A(b)            N/A(b)       $739            $543
foot during 1997(a)

(a) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross square footage.

(b) Amounts for Easy Spirit, Enzo Angiolini and cK/Calvin Klein are not included as the first of those stores was not opened until May 30, 1997, March 29, 1997 and April 26, 1997, respectively.

Accessories Division

     In January 1995, the Company established the Nine West Accessories division through the acquisition of the operations of L.J.S. Accessory Collections Inc., a designer, developer and marketer of quality handbags and small leather goods. The Accessories division produces and sells handbags and small leather goods under the names "Nine West," "Easy Spirit" and "Enzo Angiolini" through the Company's retail stores and, primarily under the name "Nine West," through wholesale channels.

Design

     Separate design teams for each branded division (which are staffed with a line builder, one or two designers and, in some cases, a fashion director) develop the Company's brands by independently interpreting global lifestyle, clothing, footwear and accessories trends. To research and confirm such trends, the teams: (1) travel extensively in Asia, Europe and major American markets;
(2) conduct extensive market research on retailer and consumer preferences; and
(3) subscribe to fashion and color information services. The teams separately develop between 60 and 200 initial designs for each season. Working closely with senior management, each team selects 20 to 80 styles that maintain each brand's distinct personality. Samples are refined and then produced. After the samples are evaluated, lines are modified further for presentation at each season's shoe shows.

Manufacturing

     The Company relies on its long-standing relationships with its Brazilian and Chinese manufacturers through its independent buying agents, its own factories, and its third party manufacturers in other countries, to provide a steady source of inventory. Allocation of production among the Company's footwear manufacturers is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

     Approximately 57% of the Company's footwear products are manufactured by more than 30 independently owned footwear manufacturers in Brazil. As a result of the number of entrepreneurial factory owners, the highly skilled labor force, the modern, efficient vertically-integrated factories and the availability of high-quality raw materials, the Brazilian manufacturers are able to produce significant quantities of moderately priced, high-quality leather footwear. The Company believes that its relationships with its Brazilian manufacturers provide it with a responsive and active source of supply of its products, and accordingly, give the Company a significant competitive advantage. The Company also believes that purchasing a significant percentage of its products in Brazil allows it to maximize production flexibility while limiting its capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques and vertical integration of these manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

     Historically, instability in Brazil's political and economic environment has not had a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict, however, the effect that future changes in economic or political conditions in Brazil could have on the economics of doing business with its Brazilian manufacturers. Although the Company believes that it could find alternative manufacturing sources for those products which it currently sources in Brazil, the establishment of new manufacturing relationships would involve various uncertainties, and the loss of a substantial portion of its Brazilian manufacturing capacity before the alternative sourcing relationships were fully developed could have a material adverse effect on the Company's financial condition or results of operations. However, as a result of the Acquisition, the Company now has manufacturing operations in the United States, the Dominican Republic and Honduras and additional relationships in China and other countries as potential alternative sources for its products.

     The Company currently owns and operates three domestic footwear manufacturing factories and one component factory which, during 1997, manufactured collectively approximately 10% of all footwear products sold by the Company. During 1997, as part of its continuing program of consolidating operations and optimizing its global sourcing activities, the Company closed two domestic manufacturing factories and one component factory. See "Item 2 - Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The Company's footwear manufacturing factories can produce different styles on the same line to increase flexibility and respond to various demands. The domestic factories source raw materials worldwide, including from the Company's vendors in Brazil. These factories typically operate with two shifts but can expand to three when demand is high. The Company also leases and operates three foreign factories which produce primarily the upper components used by the Company's domestic factories. Two of these factories are located in the Dominican Republic and one is located in Honduras.

     The Company's footwear is also manufactured by independent third parties located in China (approximately 15%) and, to a lesser extent, Korea and other countries in the Far East, and in Italy, Spain, Mexico and Uruguay. The Company's accessories are manufactured by third party manufacturers in the Far East.

     The largest Brazilian factories operate tanneries for processing leather and produce lasts, heels and other footwear components. Raw materials for the production of footwear and accessories are purchased worldwide by the Company for its domestic production needs, and by the third party manufacturers, based on input from the Company.

     The price paid by the Company for any style of footwear is determined after a physical sample of the style is produced, and is dependent on, among other things, the materials used and the quantity ordered for such style of footwear. Once a price list by style has been prepared and agreed to with a manufacturer, changes in prices generally occur only as a result of substitution of materials at the request of the Company. During the past year, there have been moderate increases in the general price of leather, which have generally been reflected in the selling price of the Company's products. Because products are purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, the Company generally has not been adversely affected by fluctuations in exchange rates.

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

     The Company does not have any contracts with any of its manufacturers, but relies on its long-standing relationships with its Brazilian manufacturers directly and through its independent buying agent, Bentley Services Inc. (the "Agent"). The Agent and its affiliates have overseen the activities of the Brazilian manufacturers for more than ten years. In consultation with the Company, the Agent selects the proper manufacturer for the style being produced, monitors the manufacturing process, inspects finished goods and coordinates shipments of finished goods to the United States. The Company entered into a five-year contract with the Agent effective January 1, 1992, which has been extended for an additional five years, which provides that the Agent, its owners, employees, directors and affiliates will not act as a buying agent for, or sell leather footwear manufactured in Brazil to, other importers, distributors or retailers for resale in the United States, Canada or the United Kingdom. As compensation for services rendered, the Agent receives a percentage of the sales price of the merchandise shipped to the Company. Neither the Agent nor any of its principals is affiliated with the Company. Paramont Trading S.A., an affiliate of the Agent, serves as the Company's buying agent in China. In addition to the Agent and Paramont Trading S.A., the Company utilizes its own buying offices in Italy, Korea and Spain.

Marketing

     The Company introduces new collections of footwear at industry-wide shoe shows, held four times yearly in New York City and twice yearly in Las Vegas, and at regional shoe shows throughout the year. The Company also introduces new accessory collections at market shows that occur four times each year in New York City. After each show, members of the Company's 149-person direct sales force visit customers to review the lines and take orders. The Company presently has footwear showrooms in New York City and Dallas, an accessories showroom in New York City, and a cK/Calvin Klein Shoes and Bags showroom in New York City, where buyers view and place orders for the Company's products. In addition, licensees show the licensed products within their own showrooms.

     The Company promotes its business with certain department and specialty retail stores through "concept marketing teams," enabling the Company to bring its retail and sales planning expertise to individual retailers. Concept marketing teams are headed by members of branded division management who have extensive retail backgrounds and include field merchandising associates who monitor sales of the Company's footwear on a daily basis. Under this program, the concept marketing teams work with the retailer to create a "focus area" or "concept shop" within the store that displays the full collection of an entire brand in one area. Currently, the Company has over 3,000 focus areas and concept shops. The concept marketing team assists the department and specialty retail stores by: (1) recommending how to display the Company's products; (2) educating the store personnel about the Company and its products; (3) selecting the appropriate product assortment; (4) recommending when a product should be re-ordered or its retail price marked-down; (5) providing sales guidance, including the training of store personnel; and (6) developing advertising programs for the retailers to promote sales of the Company's products. The goal of the concept marketing teams is to promote high retail sell-throughs of the Company's products at attractive profit margins for its retail customers. Through this approach, customers are encouraged to devote greater selling space to the Company's products and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

Advertising and Promotion

     The Company's brands are positioned and marketed through consistent, integrated communication programs, including national advertising, special events, product packaging and in-store visual support. Easy Spirit advertises on television and in lifestyle, health and fitness magazines. The Company's in-house creative services department works closely with senior management and oversees the conception, production and execution of virtually all aspects of these activities. The Company also participates in cooperative advertising programs in newspapers and magazines with its major wholesale customers and shares the cost of its wholesale customers' advertising based on total purchases. The Company produces national advertising campaigns for its Nine West, Enzo Angiolini and Pied a Terre brands in major fashion magazines, including Vogue, In Style, Marie Claire, Glamour, Vanity Fair, Elle and Harper's Bazaar. In 1997, 1996 and 1995, the Company incurred $57.7 million, $45.2 million and $33.1 million, respectively, of advertising expenses. The increase in advertising expenses in 1997 is attributable primarily to increased national advertising in accordance with the Company's planned expansion of its marketing plan. Additionally, the increase in advertising expenditures during the last three years was attributable primarily to the addition of advertising expenditures associated with the Acquisition, of which the television advertising of the Easy Spirit brand constituted a significant component. These additional expenditures were included for all of 1997 and 1996, and only the 37-week period subsequent to the Acquisition in 1995. Under the Company's license agreement with Calvin Klein, Inc. (the "License Agreement"), the Company has agreed to meet certain thresholds based on Revenues (as defined in the License Agreement) for cooperative, trade and local advertising for the cK/Calvin Klein retail locations, and consumer advertising and promotion of licensed products and the licensed trademark.

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

     The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may from time to time be subject to claims for duties and other charges. United States customs duties currently incurred by the Company are 10% of factory cost on footwear made principally of leather and between 6% and 37.5% of factory cost on synthetic footwear. United States customs duties currently incurred by the Company are 10% of factory cost on handbags made of leather, 20% of factory cost on handbags made of synthetic fibers and between 7% and 19.5% of factory cost on handbags made of natural fibers. During 1997, approximately 90% of the Company's net revenues were derived from the sale of leather footwear and accessories.

Distribution

     The Company utilizes fully integrated information systems to facilitate the receipt, processing and distribution of its merchandise through its domestic distribution centers, which consist of two leased facilities located in West Deptford, New Jersey and one leased facility located in Cincinnati, Ohio. Upon completion of manufacturing, the Company's products are inspected, bar coded, packed and shipped from the manufacturing facilities to the distribution centers. In 1997, ocean freight of imported products manufactured overseas accounted for approximately 94% of the Company's shipments. Warehouse personnel log in shipments utilizing bar codes, which enable easy identification of products and allow the Company's wholesale customers to participate in its "open stock" and "quick response" inventory management programs. The Company's open stock inventory management program allows its wholesale customer to fill their smaller, single or multiple pair reorders in basic sizes and colors, rather than purchasing larger case good quantities. The quick response program generally allows for a 48-hour replenishment with open-stock inventories from the time the order is placed until it is shipped. In the Fall of 1997, the Company completed installation of a new inventory sortation system in its West Deptford facilities which enhances the quick response program. Orders for quick response shipments are typically received via electronic data interchange ("EDI"). Although, the open stock and quick response programs require the Company to maintain more sizes and widths of footwear than are normally carried in the pre-packaged cases and, therefore, increased inventory levels, these programs give the customer the advantage of carrying smaller inventories and improving inventory turns and customer order fill rates. The Company believes its ability to offer this flexibility to its customers gives it a significant competitive advantage and reduces the incidence of mark-down allowances and returns.

     The Company utilizes various arrangements for the receipt, processing and distribution of its merchandise internationally. The Company leases distribution facilities in Hong Kong, Taiwan, Thailand, Singapore and Australia. It also utilizes third party warehousing services in Holland, the United Kingdom, Japan and Canada.

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

     The Company utilizes software and related technologies that will be affected by the date change in the year 2000 (the "Year 2000" issue). The Company is resolving the Year 2000 issue by modifying or replacing significant portions of its business application software and certain items of hardware. If such modifications and conversions are not made in a timely or effective manner, the Company could experience a temporary inability to process transactions, send invoices or engage in other important business activities, due to system failures or miscalculations. The Company is also working with its significant suppliers and customers to address any impact of their Year 2000 issues on the Company.

     The Company's software and hardware testing, modifications and conversions relating to the Year 2000 issue are expected to be completed in early 1999, at a total cost of $2.6 million, which is being funded through existing sources of liquidity.

Competition

     Competition is intense in the women's footwear and accessories business. The principal elements of competition in the footwear and accessories markets include style, quality, price, comfort, brand loyalty and customer service. The location and atmosphere of retail stores are additional competitive factors affecting the Company's retail operations. The Company's competitors include numerous domestic and foreign manufacturers, importers and distributors of women's footwear and accessories. The Company's primary retail competitors are large national chains, department stores, specialty footwear stores and other outlet stores.

     The Company believes that its brand recognition, ability to respond quickly to fashion trends, expertise in style and color and understanding of consumer preferences are significant factors in its business. The Company also believes that its ability to deliver quality merchandise in a timely manner is a major competitive advantage.

Backlog

     At January 31, 1998, the Company had unfilled wholesale customer orders of approximately $298.8 million compared to $311.0 million at February 1, 1997. The backlog at any particular time is affected by a number of factors, including the scheduling of product shipments and the mix of product and style (open stock or seasonal inventory) orders, as well as customer demand. Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Credit and Collection

     The Company, through its credit department, manages all of its customer credit functions, including extensions of credit, collections and investigations of accounts receivable and chargebacks, and the application of cash and credits. The Company's bad debt expense was 0.1% of net revenues for 1997.

Principal Customers

     The Company's ten largest wholesale customers represented 36% of gross revenues for 1997. Certain of the Company's wholesale customers are under common ownership. When considered as a group under common ownership, sales to the department store divisions owned by Federated Department Stores, Inc. represented 12% and 13% of the Company's net revenues in 1997 and 1996, respectively. While the Company believes that purchasing decisions have generally been made independently by each department store customer, there is a trend among department stores toward more centralized purchasing decisions.

Trademarks and Patents

     The Company owns federal registrations and/or pending federal applications in the United States Patent and Trademark Office for most of the trademarks and variations thereof that it uses, including Amalfi, Bandolino, Banister, Luca B. for Calico, Easy Spirit, Enzo Angiolini, Joyce, 9 & Co., Nine West, Nine West Kids, NW, Pappagallo, Pied a Terre, Selby, Westies and others. In addition, the Company has entered into license agreements to produce and sell footwear under the Evan Picone name, footwear and accessories under the cK/Calvin Klein name and women's footwear under the Capezio name and has been assigned rights under license agreements for the production of various other products under the Capezio name. None of the federal registrations are currently being challenged in any legal proceedings. In addition, the Company from time to time registers certain of its trademarks in other countries, including, but not limited to, Australia, Canada, China, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Korea, Mexico and the United Kingdom. In the United Kingdom, the Company owns registrations for certain trademarks, including Bertie, Roland Cartier, Roberto Vianni and Vivaldi, for use on footwear and/or accessories.

     The Company regards the trademarks and other proprietary rights that it owns and uses as valuable assets and intends to defend them vigorously against infringement. Most of the registrations for the Company's trademarks are currently scheduled to expire or be canceled at various times between 1998 and 2008; however, trademark registrations can be renewed and maintained if the marks are still in use for the goods and services covered by such registrations.

     The Company has granted licenses to certain companies to manufacture and market non-footwear products, including hosiery, sunglasses, jewelry, children's shoes, outerwear, belts and slippers under various of the Company's trademarks.

     The Company also holds several patents and has several patent applications pending in the United States Patent and Trademark Office and around the world.

Employees

     The Company employs approximately 10,300 full-time and 6,300 part-time employees, 10,200 of whom are employed in the Company's retail stores. Approximately 150 of the Company's 450 distribution employees are represented by labor unions. The Company considers its relationships with its employees and labor unions to be good.

Executive Officers of the Registrant

     Jerome Fisher, age 67, has been Chairman of the Board and a director of the Company since its organization. Mr. Fisher and Vincent Camuto founded the Company in 1977. Mr. Fisher is principally responsible for long-range corporate strategy, long-range financial planning, review and evaluation of potential mergers and acquisitions, and the Company's international expansion.

     Vincent Camuto, age 61, has been a director and head of product development of the Company since its organization. Prior to being named Chief Executive Officer of the Company in May 1995, Mr. Camuto served as President from February 1993 to May 1995. Mr. Camuto and Jerome Fisher founded the Company in 1977. Mr. Camuto is principally responsible for the day-to-day management of the Company, including supervising the design, manufacture, marketing and distribution of the Company's products.

     Robert C. Galvin, age 38, has been Executive Vice President and Chief Financial Officer since April 30, 1996. From October 1995 to April 1996, Mr. Galvin served as Senior Vice President - Strategic Planning. Prior to October 1995, Mr. Galvin was a partner at Deloitte & Touche LLP in charge of the Connecticut retail and distribution practice of that firm and specialized in mergers and acquisitions. In that capacity, Mr. Galvin consulted with the Company beginning in 1987 and advised the Company with respect to the Acquisition.

     Executive officers of the Company serve at the pleasure of the Board of Directors.

ITEM 2.  Properties.

     During 1997, the Company relocated its principal executive offices from a 159,000 square foot facility in Stamford, Connecticut and its Cincinnati, Ohio offices from a 201,000 square foot facility to a new 366,460 square foot corporate headquarters facility in White Plains, New York (the "Relocation"). The White Plains facility is leased pursuant to a 25-year operating lease which expires in February 2022. The Company has lease obligations on 101,179 square feet of space in the Stamford facility until December 31, 2002, but is actively seeking to assign or sublease this property. Certain of the Company's administrative functions are conducted in a 38,000 square foot facility in St. Louis, Missouri which is owned by the Company.

     The Company currently leases two distribution facilities in West Deptford, New Jersey comprising 719,466 square feet pursuant to leases expiring in 2002 and 2016. At January 31, 1998, the Company also owned a 224,000 square foot warehouse, a 489,000 square foot distribution center and a 201,000 square foot office facility located in Cincinnati, Ohio. On April 1, 1998, the Company consummated the sale of those facilities and leased back the 489,000 square foot distribution center pursuant to a lease with an initial term which expires in 2003. The Company also leases distribution space in Hong Kong, Taiwan, Thailand, Singapore and Australia and utilizes third party warehousing services in Holland, the United Kingdom, Japan and Canada for the receipt, processing and distribution of merchandise internationally. The Company believes that these facilities are suitable for its domestic and international distribution needs.

     The Company currently owns and operates three footwear manufacturing plants and one component plant, with an aggregate of approximately 231,000 square feet of space in Kentucky and Indiana. The Company also leases one machinery parts warehouse with approximately 20,000 square feet of space in Kentucky and an 88,000 square foot raw materials warehouse and product development center in Kentucky, two component plants with a total of approximately 102,000 square feet of space in the Dominican Republic and one component plant with approximately 29,000 square feet of space in Honduras. During 1997, the Company's manufacturing plants operated at approximately 92.0% of optimum production capacity. The Company believes that its manufacturing and component plants are suitable for its domestic production needs.

     The Company also owns three closed factories in Kentucky and Indiana with approximately 221,000 square feet of space, which the Company intends to sell.

     The Company operates three showrooms in New York, New York and one in Dallas, Texas with an aggregate of approximately 51,000 square feet of space under leases that expire in 1999, 2002, 2003 and 2005. The Company is currently subleasing its former New York showroom for the remainder of its lease term, which expires on September 30, 1998.

     All of the Company's retail locations are leased pursuant to leases that extend for terms which average ten years. Certain leases allow the Company to terminate its obligations after three years in the event that a particular location does not achieve specified sales volume. Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS.

     On May 1, 1997, the Company learned that on April 10, 1997, the Securities and Exchange Commission (the "SEC") entered a formal order of investigation of the Company. Based on conversations with the staff of the SEC dating back to the Fall of 1996, when an informal investigation was commenced, the Company believes that this investigation is primarily focused on the revenue recognition policies and practices of certain of the Company's divisions that were acquired from The United States Shoe Corporation in 1995. On October 29, 1997, the Company received a subpoena issued by the SEC in connection with its investigation requesting the Company to produce certain documents relating to the purchase by the Company of products manufactured in Brazil from 1994 to date, including documents concerning the prices paid for such products and the customs duties paid in connection with their importation into the United States. The Company has been cooperating fully with the staff of the SEC and intends to continue its cooperation. Based on the information presently available to it, the Company does not anticipate that the investigation of its revenue recognition policies and practices will have a material adverse financial effect on the Company. The Company believes that no issues exist in respect of its customs policies and practices. Therefore, based on the limited information presently available to it concerning this aspect of the investigation, the Company does not anticipate that it will have a material adverse financial effect on the Company, although no assurances can be given as to its ultimate impact on the Company.

      In addition, on October 29, 1997, the Company learned that the United States Customs Service had commenced an investigation of the Company relating to the Company's importation of Brazilian footwear from 1995 to date. On April 14, 1998, the United States Customs Service informed the Company that such investigation had been terminated with no action taken against the Company.

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

     Not Applicable.



                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  COMMON STOCK PRICE RANGE AND DIVIDEND POLICY

     The common stock of the Company ( the "Common Stock") is listed and trades on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low closing sales prices per share for the Common Stock, as reported on the NYSE Composite Tape, for the end of each quarter of the last two years.
                                                              High      Low
                                                              ----      ---
     Fifty-two weeks ended February 1, 1997:
Thirteen weeks ended May 4, 1996...........................   $44-5/8   $34
Thirteen weeks ended August 3, 1996........................    52-1/8    42-3/8
Thirteen weeks ended November 2, 1996......................    57-1/8    49-5/8
Thirteen weeks ended February 1, 1997......................    52        44-1/4


     Fifty-two weeks ended January 31, 1998:
Thirteen weeks ended May 3, 1997...........................   $52-3/8   $39-1/4
Thirteen weeks ended August 2, 1997........................    41-3/4    32-1/2
Thirteen weeks ended November 1, 1997......................    43-5/16   34-5/16
Thirteen weeks ended January 31, 1998......................    35-3/4    25-5/8

     As of April 17, 1998, the number of holders of record of the Common Stock was 242.

     The Company has not paid (since its initial public offering in February 1993 (the "Offering")), and does not currently intend to pay in the immediate future, cash dividends on its Common Stock. Subject to compliance with certain financial covenants set forth in the Company's credit agreement and the indentures with respect to the Company's outstanding debt securities (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and restrictions contained in any future financing agreements, the payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected balance sheet and income statement information for the last three years has been derived from the Consolidated Financial Statements of the Company audited by Deloitte & Touche LLP, independent auditors, whose report thereon appears elsewhere in this report. The selected financial data for the transition period from January 1, 1995 through January 28, 1995 and for 1994 and 1993 have been derived from the audited (unless noted otherwise) financial statements of the Company, not presented herein. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

                                                                                                    Transition
                                                               52 Weeks    52 Weeks    53 Weeks         Period          Year Ended
                                                                  Ended       Ended       Ended   January 1 to         December 31
                                                             January 31  February 1  February 3     January 28  ------------------
                                                                   1998        1997        1996           1995      1994      1993
                                                                   ----        ----        ----           ----      ----      ----
INCOME STATEMENT DATA (a)                                         (in thousands except retail operating data and per share data)
Net revenues..............................................   $1,865,318  $1,603,115  $1,258,630        $42,539  $652,457  $552,194
Cost of goods sold........................................    1,063,581     913,946     720,963         24,582   364,533   313,566
Purchase accounting adjustments to cost of goods sold (b).            -           -      34,864              -         -         -
                                                             ----------  ----------  ----------        -------  --------  --------
  Gross profit............................................      801,737     689,169     502,803         17,957   287,924   238,628
Selling, general and administrative expenses (c)..........      609,991     479,284     381,021         16,402   178,916   155,920
Business restructuring and integration expenses (d).......            -      18,970      51,900              -         -         -
Amortization of acquisition goodwill and other
  intangibles.............................................        9,648       9,562       6,637              -         -         -
                                                             ----------  ----------  ----------        -------  --------  --------
  Operating income from continuing operations.............      182,098     181,353      63,245          1,555   109,008    82,708
Interest expense..........................................       54,014      41,947      29,611              -     2,199     3,255
                                                             ----------  ----------  ----------        -------  --------  --------
  Income from continuing operations before income taxes...      128,084     139,406      33,634          1,555   106,809    79,453
Income tax expense........................................       49,953      55,762      14,658            614    42,919    30,208
                                                             ----------  ----------  ----------        -------  --------  --------
  Income from continuing operations before cumulative
    effect of change in accounting principle and pro
    forma tax effects ....................................   $   78,131  $   83,644  $   18,976        $   941  $ 63,890  $ 49,245
                                                             ==========  ==========  ==========        =======  ========  ========
  Income from continuing operations (e)...................   $   78,131  $   83,644  $   18,976        $   941  $ 63,890  $ 58,656
                                                             ==========  ==========  ==========        =======  ========  ========
  Net income (f)..........................................   $   78,131  $   81,008  $   18,976        $   941  $ 63,890  $ 58,656
                                                             ==========  ==========  ==========        =======  ========  ========
  Weighted average common shares:
    Basic shares outstanding..............................       35,836      35,647      35,011         34,655    34,555
    Diluted shares outstanding............................       39,462      38,554      35,707
  Earnings per share: (g)
    Basic income from continuing operations...............   $     2.18  $     2.35  $     0.54        $  0.03  $   1.85
                                                             ==========  ==========  ==========        =======  ========
    Basic net income......................................   $     2.18  $     2.27  $     0.54        $  0.03  $   1.85
                                                             ==========  ==========  ==========        =======  ========
    Diluted income from continuing operations.............   $     2.15  $     2.27  $     0.53
                                                             ==========  ==========  ==========
    Diluted net income....................................   $     2.15  $     2.21  $     0.53
                                                             ==========  ==========  ==========
                                                                                                                   December 31
                                                             January 31  February 1  February 3                 ------------------
                                                                   1998        1997        1996                     1994      1993
BALANCE SHEET DATA                                                 ----        ----        ----                     ----      ----
Working capital...........................................   $  589,377  $  491,674  $  297,312                 $170,015  $171,482
Total assets..............................................    1,391,539   1,261,063   1,160,092                  302,791   292,808
Long-term debt and due to stockholders....................      687,263     600,407     471,000                    2,400    50,951
Stockholders' equity......................................   $  438,848  $  360,540  $  328,326                 $234,627  $165,499

RETAIL OPERATING DATA (unaudited)
Retail locations open at end of period:
  Nine West...............................................          293         285         268                      229       203
  Easy Spirit.............................................          219         167         131                        -         -
  9 & Co..................................................           74          79          63                       43        28
  Enzo Angiolini..........................................           79          66          54                       34        13
  cK/Calvin Klein.........................................            3           -           -                        -         -
                                                                  -----       -----         ---                      ---       ---
    Total mall-based......................................          668         597         516                      306       244
                                                                  -----       -----         ---                      ---       ---
  Nine West outlet........................................          158         141         123                      100        62
  Easy Spirit outlet......................................           35          19          11                        -         -
  Banister................................................          142         138         142                        -         -
  Stein Mart..............................................          108          82          67                        -         -
                                                                  -----       -----         ---                      ---       ---
    Total value-based.....................................          443         380         343                      100        62
                                                                  -----       -----         ---                      ---       ---
      Total domestic......................................        1,111         977         859                      406       306
      International.......................................          348          84          29                        4         -
                                                                  -----       -----         ---                      ---       ---
        Total.............................................        1,459       1,061         888                      410       306
                                                                  =====       =====         ===                      ===       ===
Revenues per square foot (h):
  Nine West...............................................   $      497  $      529  $      543                 $    581  $    573
  Easy Spirit.............................................          487         538         495                        -         -
  9 & Co..................................................          319         308         322                      293       274
  Enzo Angiolini..........................................          527         571         552                      539         -
  cK/Calvin Klein.........................................            -           -           -                        -         -
  Nine West outlet........................................          349         367         359                      361       368
  Easy Spirit outlet......................................          235         195         210                        -         -
  Banister................................................          178         162         166                        -         -
  Stein Mart..............................................          176         171         179                        -         -
  International...........................................   $      602  $      774  $      842                 $      -  $      -
Square footage of gross space at end of period............    2,820,169   2,248,988   1,985,270                  691,338   506,100
                                                        (footnotes follow)

Notes:
(a) Income statement data for 1997 and 1996 is not comparable to the prior years, as such information:(1) reflects 52-week periods (364 days) ended January 31, 1998 and February 1, 1997 while 1995 reflects a 53-week period (371 days) ended February 3, 1996 and prior years are 365-day periods; and
     (2)includes the results of operations of the Footwear Group during the full 52-week period, while such Footwear Group results are only included in the 1995 period for the 37-week period from May 23, 1995 through February 3, 1996 and are excluded from all periods prior to the Acquisition. The transition period was created due to the change in the Company's fiscal year. See "Basis of Presentation and Description of Business" and "Acquisitions" in the Notes to Consolidated Financial Statements.

(b)  Reflects a $34.9 million pre-tax non-recurring increase in cost of goods
     sold,       attributable to the fair value of inventory over FIFO cost, recorded as a result of  the Acquisition.

(c) The fifty-two week period ended January 31, 1998 includes a $6.3 million pre-tax charge ($3.8 million on an after-tax basis)for severance and other costs related to the elimination of 85 corporate positions. 1993 includes a $1.2 million charge for compensation and net life insurance expense relating to the Company's three principal stockholders (the "Principal
     Stockholders") that would have been in excess   of the amounts existing
     (including discretionary bonuses) under arrangements in effect since the consummation of the Offering. In addition, 1993 includes a one-time payment of $8.5 million ($5.0 million on an after-tax basis) made to the Agent occasioned by the consummation of the Offering.

(d) Represents business restructuring and integration expenses associated primarily with the restructuring of North American manufacturing facilities in 1996 and with the integration of the Footwear Group into the Company in 1995. See "Business Restructuring and Integration Expenses" in the Notes to Consolidated Financial Statements.

(e) Represents unaudited pro forma amount in 1993. A pro forma income tax adjustment of $2.1 million is reflected in 1993 related to federal and state income taxes (assuming a 41% effective tax rate in 1993) as if the Company had not been treated as an S corporation prior to the Offering. In connection with the Offering, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this change through February 8, 1993 increased net income by $11.5 million for 1993.

(f) Pro forma net income was $59.3 million, or $1.78 per share, in 1993. Pro forma adjustments reflect the reduction in selling, general and administrative expenses by $1.2 million for compensation and net life insurance expense related to the Company's Principal Stockholders that would have been in excess of the amounts existing (including discretionary bonuses) under arrangements in effect since the consummation of the Offering. Historical net income was $60.7 million in 1993.

(g) During 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All previously disclosed weighted average common shares and earnings per share data have been calculated to reflect the provisions of SFAS No. 128. See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

(h) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross retail square footage. Amounts for cK/Calvin Klein are not included as the first of those stores was not open until September 1, 1997. Revenues per square foot for 1995 with respect to those retail concepts operated by the Footwear Group (i.e., Easy Spirit, Easy Spirit Outlet, Banister and Stein Mart), are based upon pro forma revenues as though the Acquisition was consummated at the beginning of 1995.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     On May 23, 1995, the Company consummated its Acquisition of the Footwear Group. Financial information for 1997 and 1996 is not comparable with 1995, as Footwear Group results are included in the entire 1997 and 1996 periods and are included in 1995 for the 37-week period from May 23, 1995 through February 3, 1996.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

Results of Operations

     Net income for 1997 was $78.1 million, or $2.15 per share on a diluted basis, compared to net income of $81.0 million, or $2.21 per share on a diluted basis, for 1996 and $19.0 million, or $0.53 per share on a diluted basis, for 1995. Results for 1997 include a $6.3 million pre-tax charge for severance and other costs related to the elimination of 85 corporate positions, representing approximately 6% of the corporate workforce (the "Severance Charge"). Results for 1996 include a net pre-tax charge of $19.0 million attributable primarily to costs associated with the restructuring of the Company's North American manufacturing facilities (the "Restructuring Charge"), and a $2.6 million after-tax loss on disposal of discontinued operation related to the Company's former Texas Boot division. Net income for 1995 includes a $34.9 million pre-tax non-recurring increase in cost of goods sold attributable to the fair value of inventory over FIFO cost recorded as a result of the Acquisition (the "Cost of Goods Sold Adjustment") and a $51.9 million pre-tax charge in business restructuring and integration expenses and charges associated with the integration of the Footwear Group into the Company (the "Integration Charge"). Excluding the charges, loss on disposal of discontinued operation and Cost of Goods Sold Adjustment outlined above, net income for 1997 was $82.0 million, or $2.25 per share, compared to $95.0 million, or $2.57 per share, for 1996 and $71.6 million, or $2.01 per share, for 1995.

     The Company anticipates that net revenues and net income for at least the first half of 1998 will continue to be negatively impacted by the factors which adversely affected the Company's net revenues and net income during 1997, including overall softness in the domestic retail environment, the downturn in the Asian economy and increased selling, general and administrative ("SG&A") and interest expenses. See "--Net Revenues," "--Gross Profit," "--Selling, General and Administrative Expenses" and "--Interest Expense."

     Since the Acquisition was consummated, the Company has continued to evaluate all facets of its business and operations. Resulting from this ongoing evaluation were decisions that led to the Severance Charge, the Restructuring Charge and the Integration Charge, which were recorded in the fourth quarters of 1997, 1996 and 1995, respectively. The Restructuring Charge consisted of a charge of $21.3 million, offset by the reversal of an excess of the Integration Charge of $2.3 million, resulting in a net pre-tax charge to earnings of $19.0 million, for costs associated with: (1) the restructuring of North American manufacturing facilities which contemplated the closure of three domestic manufacturing facilities and discontinuation or reconfiguration of certain operations at two other domestic manufacturing facilities; (2) the Relocation; and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge were: (1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million.

     During 1997, the Company substantially completed the domestic manufacturing facility closures and reconfigurations, the Relocation and the 9 & Co. store closures, resulting in charges recorded against the Restructuring Charge accrual of $13.8 million in asset write-downs, $1.7 million in lease and contract termination costs and $2.1 million in plant closing costs. The balance of the Restructuring Charge accrual of $3.7 million consists of $3.2 million related to lease and contract termination costs and $0.5 million for plant closing costs.

     The initiatives outlined in the Restructuring Charge affected the employment of approximately 1,135 employees. Of these employees, 1,025 held manufacturing positions and represented approximately 50% of the Company's domestic manufacturing workforce, and 110 were corporate employees affected by the Relocation. Total severance and termination benefit costs associated with these initiatives are $9.6 million, which relate to benefits provided by the Company's severance plans. As of and during the 52 weeks ended January 31, 1998, the Company had terminated substantially all of the affected employees, and approximately $5.1 million of severance and termination benefits were paid and charged against the severance plan liability. The remaining severance and termination benefit payments will be substantially completed during 1998.

     During 1995, the Company began the implementation of its planned business restructuring and integration activities related to the Acquisition. While some of the costs associated with the restructuring and integration of the Footwear Group into the Company were reflected in the allocation of the Acquisition cost, the Company incurred the Integration Charge in the fourth quarter of 1995. The major components of the Integration Charge were: (1) severance and termination benefits of $7.7 million; (2) write-down of assets, principally leasehold improvements, of $14.6 million; (3) inventory valuation adjustments of $10.4 million; (4) accruals for lease and other contract terminations of $7.0 million; and (5) other integration and consolidation costs of $12.2 million. The Integration Charge reflected the restructuring of international sourcing operations and consolidation of certain manufacturing and sourcing facilities, the consolidation and integration of various corporate and business unit operations and support functions and the restructuring of the Company's retail operations, which included the elimination of duplicate product lines, the closing of approximately 40 of the Company's underperforming Banister retail stores, the conversion of a number of stores to other nameplates or formats and the termination of the Company's agreement with Burlington Coat Factory for its operation of 84 shoe departments (the "Burlington Leased Departments") during 1996.

     The Integration Charge severance and termination benefits related to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of January 31, 1998, all of the Integration Charge terminations and activities were substantially completed.

Net Revenues

     Net revenues were $1.9 billion in 1997, an increase of $262.2 million, or 16.4%, compared to net revenues of $1.6 billion in 1996. Domestic wholesale net revenues increased by $42.2 million, or 4.8%, primarily due to the impact of the Company's cK/Calvin Klein Shoes and Bags division ($33.3 million), which did not have revenues during the comparable 1996 period, and increased revenues from the Company's accessories business ($16.5 million). These increases were partially offset by net revenue decreases in certain of the Company's other wholesale divisions, primarily due to softness in the retail environment, which resulted in heavy promotional pricing activity. Additionally, during the second half of 1997, the Company's wholesale net revenues were negatively impacted by untimely introduction of key fashion footwear styles, and selected styles within certain of the Company's key brands not being priced competitively. Net revenues from domestic retail operations increased $62.3 million, or 9.1%, primarily due to the opening (net of closings) of 134 retail locations in 1997 ($42.8 million) and increased volume from 143 stores opened (net of closings) in 1996 ($38.6 million). These increases were offset by a decrease in net revenues attributable to the closing of the Burlington Leased Departments and 25 Banister stores in 1996 ($13.7 million) and a 0.9% decrease in comparable store sales ($5.4 million) due to the same factors adversely affecting domestic wholesale revenues during the period. International net revenues, derived primarily in Western Europe, Asia, Canada and Australia, increased $157.7 million, or 407.1%. This increase was primarily due to the opening or acquisition (net of closings) of 264 retail locations ($124.0 million), a comparable store sales increase of 8.2% ($7.5 million), and increased international wholesale net revenues ($26.2 million).

     Net revenues were $1.6 billion in 1996 compared to $1.3 billion in 1995, an increase of $344.5 million, or 27.4%. Net revenues of the Company's wholesale division increased by $189.8 million, or 27.2%, of which approximately $116.0 million is attributable to the increase in net revenues resulting from the Acquisition and $73.8 million is attributable to the increase in net revenues of the Company's wholesale division due to increased revenues from virtually all of the footwear brands and the growth and development of the Company's accessories business. Sales through the Company's retail stores increased $154.7 million, or 27.6%. The increase in net revenues of the retail division is primarily attributable to the Acquisition of the Footwear Group ($84.9 million), the opening (net of closings) of 143 domestic and 55 international retail stores ($39.9 million), increased volume from stores opened in 1995 ($34.5 million) and comparable store sales increases ($15.7 million). These increases were offset by a decrease in sales attributable to the closing of the Burlington Leased Departments and 25 Banister retail stores ($20.3 million). The Burlington Leased Departments and 25 Banister stores have been excluded from the 143 domestic openings (net of closings) mentioned above. Comparable store sales (including the sales of the acquired Footwear Group stores, had they been acquired as of the beginning of the comparable period of the prior year) increased 2.2% for 1996. Comparable store sales, excluding the results of the Banister stores and Stein Mart leased departments, increased 5.2% during 1996. Comparable store sales for Banister and Stein Mart decreased during 1996 due to the significant 1995 promotional activity required to dispose of excess inventory acquired and to begin the repositioning of inventory to more of its branded product. Comparable store sales for both periods exclude the results of the 84 Burlington Leased Departments, which were closed during the first and second quarters of 1996.

     During 1997, 1996 and 1995, wholesale net revenues accounted for 51.2%, 55.4% and 55.4% of the Company's consolidated net revenues, respectively, while retail net revenues accounted for the remaining 48.8%, 44.6% and 44.6%, respectively. Net revenues from the Company's international segment, which are included in the wholesale and retail percentages noted above, accounted for 10.5%, 2.4% and 1.0% of the Company's consolidated net revenues during 1997, 1996 and 1995, respectively.

Gross Profit

     1997 gross profit was $801.7 million, an increase of $112.6 million, or 16.3%, compared to gross profit of $689.2 million in 1996. Gross profit as a percentage of net revenues was 43.0% for both 1997 and 1996. 1997 gross profit margins were positively impacted by a greater percentage of the Company's net revenues being derived from its retail operations, which produce greater gross profit margins than the Company's wholesale operations, including growth in the Company's international business, which is primarily retail. These positive gross profit margin factors were offset by heavy promotional pricing activity in both the Company's domestic wholesale and retail businesses as a result of overall softness in the domestic retail environment and by the downturn of the Asian economy. Additionally, the Company anticipates that its wholesale and retail gross margins for at least the first half of 1998 will continue to be negatively impacted by the continuation of the soft domestic retail environment and the downturn in the Asian economy.

     Gross profit was $689.2 million in 1996, an increase of $151.5 million, or 28.2%, from $537.7 million in 1995 (excluding the Cost of Goods Sold Adjustment). Gross profit as a percentage of net revenues increased to 43.0% in 1996 from 42.7% in 1995. The increase in gross profit margin was attributable primarily to improved gross profit margins in the Banister and Stein Mart stores, due in part to the Company's repositioning of the product mix.

     During 1997, 1996 and 1995, there were moderate increases in the general price of leather, which have generally been reflected in the selling price of the Company's products. While the Company is not in a position to reasonably anticipate or predict how changes in labor, leather, and other raw material prices will ultimately impact the Company's gross profit margins in the future, the Company anticipates that such increases will be reflected in the selling price of the Company's products, to the extent possible under economic and competitive conditions prevailing at the time.

Selling, General and Administrative Expenses

     SG&A expenses were $610.0 million in 1997, compared to $479.3 million in 1996. Excluding the Severance Charge, SG&A expenses in 1997 were $603.7 million, an increase of $124.4 million, or 26.0%, and expressed as a percentage of net revenues, increased to 32.4% for 1997 from 29.9% in 1996. The increase in SG&A expenses as a percentage of net revenues is due primarily to a shift in the sales mix towards retail operations (2.0%) which carry overall higher SG&A margins than wholesale operations. Additionally, during 1997 the Company incurred higher domestic wholesale SG&A margins due primarily to costs associated with the expansion of the Company's cK/Calvin Klein Shoes and Bags division and higher advertising and promotional expenses related to the Company's expanded marketing plan, partially offset by a reduction in bonus expense as compared to the prior period, and incurred higher domestic retail SG&A margins due to an increase in fixed costs as a percentage of net revenues resulting from the decrease in comparable store sales, and higher expenses associated with the Company's previously-mentioned expanded marketing plan. These negative SG&A margin factors were partially offset by reduced corporate compensation expense due primarily to activities associated with the Restructuring Charge and Integration Charge. The Company anticipates that SG&A expenses as a percentage of net revenues will continue to increase in 1998 due to the continued expansion of the Company's domestic and international retail businesses.

     SG&A expenses were $479.3 million in 1996, compared to $381.0 million in 1995, an increase of $98.3 million, or 25.8%. SG&A expenses expressed as a percentage of net revenues decreased to 29.9% in 1996 from 30.3% in 1995. The decrease in SG&A expenses expressed as a percentage of net revenues is due primarily to cost savings resulting from the consolidation and integration of various corporate and business unit operations and support functions following the consummation of the Acquisition. The decrease in SG&A expenses as a percentage of net revenues was offset in part by an increase in SG&A expenses as a percentage of net revenues attributable to higher advertising expenses of the Footwear Group which were included for the full 52 weeks of 1996 compared to only 37 weeks during the 1995 period.

Interest Expense

     Interest expense was $54.0 million in 1997 compared to $41.9 million in 1996, an increase of $12.1 million, or 28.9%. This increase relates primarily to the increase in capital required to finance the expansion of the Company's domestic and international businesses, including expansion through acquisitions and opening of additional retail locations, in addition to higher interest rates during 1997. Weighted average debt outstanding was approximately $690.0 million during 1997 and $560.0 million during 1996. Weighted average interest rates were 6.9% and 6.5% in 1997 and 1996, respectively. The increase in the weighted average interest rate in 1997 is primarily attributable to the refinancing of the Company's $312.0 million quarterly amortizing term loan under the Company's previous credit facility with the net proceeds from the issuance of the Notes (defined below). The Company anticipates that interest expense will be higher during 1998 compared to 1997 as a result of the additional financial resources required to continue the expansion of the business and an increase in the weighted average interest rate incurred on outstanding indebtedness due to the higher interest rates borne by the Notes.

     Interest expense was $41.9 million in 1996 compared to $29.6 million in 1995, an increase of $12.3 million or, 41.7%. The increased expense was primarily due to Acquisition-related debt, which was outstanding only for the 37-week period subsequent to the Acquisition in 1995, but was outstanding during all of 1996. The increase in interest expense attributable to increased outstanding debt was partially offset by a decrease in the weighted average interest rate from 7.4% during 1995 to 6.5% during 1996, which was the result of the amendment and restatement of the Company's credit agreement and the refinancing of the Company's bank debt with two lower cost alternatives: the issuance of $185.7 million principal amount of 5-1/2% Convertible Subordinated Notes Due 2003 (the "Convertible Notes") during the second quarter of 1996 and the Company's revolving accounts receivable securitization program (the "Receivables Facility").

Liquidity and Capital Resources

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's Credit Agreement (defined below) to finance operations and expansion. Cash provided by operating activities was $70.3 million in 1997, compared to cash used by operating activities of $87.9 million in 1996 and cash provided by operating activities of $137.6 million in 1995. The $158.2 million increase in 1997 cash flow from operations as compared to 1996 is due primarily to more effective inventory management, which resulted in a significant decrease in the Company's investment in inventory as compared to 1996 ($91.8 million), and decreases in cash used by accounts payable ($51.2 million) and accrued expenses and other liabilities ($28.1 million).

     1996 cash flow from operations decreased $225.5 million as compared to 1995 due primarily to: (1) additional working capital requirements as a result of the Acquisition and the Company's expansion; (2) $7.8 million of severance and relocation payments made in 1996 in connection with the Acquisition compared to $6.1 million of severance and relocation payments in 1995; and (3) $14.4 million of payments made in 1996 in connection with the Integration Charge compared to $4.4 million in 1995.

     Working capital was $589.4 million at January 31, 1998 compared to $491.7 million at February 1, 1997, an increase of $97.7 million. The increase in working capital is due primarily to: (1) a $31.2 million increase in accounts receivable, including securitized interest in accounts receivable, attributable to growth in the Company's wholesale business and lower aggregate advances under the Receivables Facility; (2) a $41.7 million increase in inventory, which is attributable primarily to the operation of 134 additional domestic and 264 additional international retail locations since February 1, 1997, partially offset by a slight decrease of in-store inventories for domestic and international retail locations for 1997 as compared to 1996; and (3) a $28.8 million decrease in current portion of long-term debt due to refinancing associated with the issuance of the Notes (discussed below). Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs.

     Total cash outlays related to the Severance Charge are estimated to be $6.3 million and are expected to be paid during 1998. Cash outlays for the Restructuring Charge are estimated to be $7.5 million and are expected to be paid over a three-year period. During 1997, $3.8 million of cash expenses were paid and charged against the Restructuring Charge liability, including $2.1 million for plant closing costs and $1.7 million for lease and contract terminations. Total cash outlays for the Integration Charge were approximately $20.3 million, of which $1.5 million, $14.4 million and $4.4 million were paid during 1997, 1996 and 1995, respectively. In connection with the Acquisition, the Company assumed and included in the allocation of the Acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million. As of January 31, 1997, substantially all severance and termination benefits and relocation costs were paid and charged against these liabilities, of which $2.9 million, $7.8 million and $6.1 million were paid during 1997, 1996 and 1995, respectively.

     In July 1997, the Company issued $200.0 million of its 8-3/8% Senior Notes due August 15, 2005 (the "Senior Notes") and $125.0 million of its 9% Senior Subordinated Notes due August 15, 2007 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by certain subsidiaries of the Company. The Senior Notes are not redeemable at the option of the Company prior to maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2002, at declining redemption prices. Prior to August 15, 2000, the Company may redeem up to 30% of the Senior Subordinated Notes with the net proceeds of one or more public equity offerings at a redemption price of 109%; provided, that at least $87.5 million of Senior Subordinated Notes remain outstanding after such redemption. The proceeds from the issuance of the Notes were approximately $316.6 million (net of initial purchasers' discounts and offering expenses of $8.4 million) and were used to repay the quarterly amortizing term loan ($312.0 million) and a portion of revolving debt ($4.6 million) outstanding under the Company's previous credit facility.

     Under the terms of the Company's amended and restated credit agreement (the "Credit Agreement"), the Company may borrow up to $600.0 million under a revolving credit facility which expires in July 2002. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate, and are secured by substantially all assets of the Company and its domestic subsidiaries (excluding receivables transferred to the Trust (defined below) under the Receivables Facility). The Credit Agreement permits letters of credit outstanding on a revolving basis not to exceed $150.0 million, and provides for up to $250.0 million in multicurrency borrowings. As of January 31, 1998, $175.0 million of borrowings and $36.2 million of letters of credit were outstanding on a revolving basis and $388.8 million was available for future borrowing.

     In June 1996, the Company issued the Convertible Notes, which are convertible into Common Stock at a price of $60.76 per share, subject to adjustment in certain circumstances. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest. The Convertible Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. Proceeds from the issuance of the Convertible Notes were approximately $181.3 million (net of underwriters' discounts of $4.4 million) and were used to repay a portion of the indebtedness outstanding under the Company's previous credit facility.

     Provisions of the Notes, Credit Agreement and Convertible Notes contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets.

     In December 1995, the Company entered into an agreement to create the five-year Receivables Facility, under which up to $115.0 million of funding may be obtained based on the sale, without recourse, of the accounts receivable of the Company. The principal benefit of the Receivables Facility is a reduction in the Company's cost of funding related to long-term debt. In December 1997, the Receivables Facility was reduced to $95.0 million to reduce fees and thereby minimize operating expenses. As of January 31, 1998 and February 1, 1997, the Company had sold $159.7 million and $153.9 million, respectively, of outstanding trade accounts receivable to Nine West Funding Corporation ("Nine West Funding"), which were, in turn, transferred by Nine West Funding to a trust formed to purchase the accounts receivable (the "Trust"). As of January 31, 1998 and February 1, 1997, the Company received proceeds of $68.5 million and $72.2 million, respectively, from the Trust, which were used to repay debt.

     On February 17, 1998, the Company authorized a share buy-back program in an amount not to exceed $20.0 million, which reflects limits currently imposed under the Company's Credit Agreement. Under the buy-back program, the Company would purchase from time to time, depending on market conditions, either outstanding shares of its Common Stock or long-term call options on shares of its Common Stock. The timing and terms of these transactions, including maturities of call options, will depend upon market conditions, the Company's liquidity, covenant requirements under its existing financing arrangements and other considerations including SEC rules and regulations.

     On June 5, 1996, the Company made a net payment of $42.5 million to The United States Shoe Corporation, in connection with the settlement of the post-closing balance sheet dispute relating to the Acquisition and the repurchase by the Company of warrants issued in connection with the Acquisition, which was financed under the Company's Credit Agreement.

     Cash used for investing activities during 1997 includes $26.4 million for acquisitions, including the acquisition of The Shoe Studio Group Limited and the acquisition from British Shoe Corporation of a substantial portion of its footwear and accessories concession business within major department stores in the United Kingdom, in addition to other acquisition-related investing activities, which, both individually and in the aggregate, were not material to the financial statements taken as a whole. Capital expenditures totaled $76.2 million in 1997, $42.8 million in 1996 and $39.9 million in 1995. Capital expenditures in 1997 consisted primarily of expenditures relating to the Relocation ($25.9 million), in addition to the Company's retail store expansion and remodeling programs in both 1997 ($39.1 million) and 1996 ($28.5 million). Capital expenditures in 1995 related primarily to the Company's store expansion and remodeling programs and to a lesser extent the construction and equipping of a 170,000 square foot addition to its New Jersey distribution center. The Company estimates that its capital expenditures for 1998 will be approximately $60.0 million, relating primarily to the ongoing expansion of its domestic and international retail operations (approximately $40.0 million), equipment for its distribution, manufacturing and management information systems (approximately $5.0 million) and leasehold improvements, furniture and fixtures, and equipment associated with the Relocation (approximately $5.0 million). The actual amount of the Company's capital expenditures depends, in part, on the number of new stores opened, the number of stores remodeled, the amount of any construction allowances the Company may receive from the landlords of its new stores and any unexpected costs incurred in connection with the Relocation and year 2000 compliance (See "-- Year 2000 Compliance"). The opening and success of new stores will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations.

     The Company expects that its current cash balances, cash provided by operations and borrowings under the Credit Agreement will continue to provide the capital flexibility necessary to fund future opportunities and expansion as well as to meet existing obligations. The Company continuously evaluates potential acquisitions of businesses which complement its existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions and the market value of the Common Stock, the Company may determine to finance any such transaction with its existing sources of liquidity, or may pursue financing through one or more public or private offerings of the Company's securities, or both.

     The Company does not currently intend to pay cash dividends on its Common Stock in the immediate future. Subject to compliance with certain financial covenants set forth in the Notes, Credit Agreement, Convertible Notes and restrictions contained in any future financing agreements, the payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Year 2000 Compliance

     The Company utilizes software and related technologies that will be affected by the date change in the Year 2000 issue. The Company is resolving the Year 2000 issue by modifying or replacing significant portions of its business application software and certain items of hardware. If such modifications and conversions are not made in a timely or effective manner, the Company could experience a temporary inability to process transactions, send invoices or engage in other important business activities, due to system failures or miscalculations. The Company is also working with its significant suppliers and customers to address any impact of their Year 2000 issues on the Company.

     The Company's software and hardware testing, modifications and conversions are expected to be completed in early 1999, at a total cost of $2.6 million, which is being funded through existing sources of liquidity.

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

Forward-Looking Statements

     Certain statements contained in this Report which are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company. Certain of such risks and uncertainties relate to the overall strength of the general domestic and international retail environments; the ability of the Company to predict and respond to changes in consumer demand and preferences in a timely manner; increased competition in the footwear and accessory industry and the Company's ability to remain competitive in the areas of style, price and quality; acceptance by consumers of new product lines; the ability of the Company to manage general and administrative costs; changes in the costs of leather and other raw materials, labor and advertising; the ability of the Company to secure and protect trademarks and other intellectual property rights; retail store construction delays; the availability of desirable retail locations and the negotiation of acceptable lease terms for such locations; and the ability of the Company to place its products in desirable sections of its department store customers.

New Statements of Financial Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that this statement will not have a material effect on the Company's financial statement disclosures.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which addresses segment reporting, including, where applicable, requirements to report selected segment information quarterly and provide entity-wide disclosures about products and services, major customers, and the geographic areas in which the entity holds assets and reports revenues. This statement is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statement disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statement disclosures.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Management's Responsibility for Financial Statements...................     32

Independent Auditors' Report...........................................     33

Consolidated Statements of Income - Fifty-two weeks ended January 31,
1998 and February 1, 1997 and the fifty-three weeks ended February 3,
1996...................................................................     34

Consolidated Balance Sheets - January 31, 1998 and February 1, 1997....     35

Consolidated Statements of Cash Flows - Fifty-two weeks ended
January 31, 1998 and February 1, 1997 and the fifty-three weeks ended
February 3, 1996.......................................................     36

Consolidated Statements of Stockholders' Equity - Fifty-two weeks ended January 31, 1998 and February 1, 1997 and the fifty-three weeks ended
February 3, 1996.......................................................     37

Notes to Consolidated Financial Statements (includes certain
supplemental financial information required by Item 8 of Form 10-K)....   38-58

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



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Nine West Group Inc.:

We have audited the accompanying consolidated balance sheets of Nine West Group Inc. and subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the fifty-two weeks ended January 31, 1998 and February 1, 1997 and the fifty-three weeks ended February 3, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for the fifty-two weeks ended January 31, 1998 and February 1, 1997, and the fifty-three weeks ended February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Stamford, Connecticut
March 17, 1998, except
for the sixth paragraph
of Note 3 dated April 1,
1998 and the third
paragraph of Note 21
dated April 14, 1998






                         NINE WEST GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands except per share data)

                                             1997           1996           1995
                                             ----           ----           ----

Net revenues.......................    $1,865,318     $1,603,115     $1,258,630
Cost of goods sold.................     1,063,581        913,946        720,963
Purchase accounting adjustments
 to cost of goods sold.............             -              -         34,864
                                       ----------     ----------     ----------
  Gross profit.....................       801,737        689,169        502,803
Selling, general and
 administrative expenses...........       609,991        479,284        381,021
Business restructuring and
 integration expenses..............             -         18,970         51,900
Amortization of acquisition
 goodwill and other intangibles....         9,648          9,562          6,637
                                       ----------     ----------     ----------
  Operating income from continuing
   operations......................       182,098        181,353         63,245
Interest expense...................        54,014         41,947         29,611
                                       ----------     ----------     ----------
  Income from continuing
   operations before income taxes..       128,084        139,406         33,634
Income tax expense.................        49,953         55,762         14,658
                                       ----------     ----------     ----------
  Income from continuing
   operations......................        78,131         83,644         18,976
Loss on disposal of
 discontinued operation (net of
 tax benefits of $1,419)...........             -         (2,636)             -
                                       ----------     ----------     ----------
  Net income.......................    $   78,131     $   81,008     $   18,976
                                       ==========     ==========     ==========
Weighted average shares outstanding:
  Basic............................        35,836         35,647         35,011
  Diluted..........................        39,462         38,554         35,707

Basic earnings per share:
  Continuing operations............    $     2.18     $     2.35     $     0.54
  Loss on disposal of
   discontinued operation..........             -          (0.08)             -
                                       ----------     ----------     ----------
    Basic earnings per share.......    $     2.18     $     2.27     $     0.54
                                       ==========     ==========     ==========
Diluted earnings per share:
  Continuing operations............    $     2.15     $     2.27     $     0.53
  Loss on disposal of
   discontinued operation..........             -          (0.06)             -
                                       ----------     ----------     ----------
    Diluted earnings per share.....    $     2.15     $     2.21     $     0.53
                                       ==========     ==========     ==========

   The accompanying Notes are an integral part of the Consolidated Financial
                                   Statements.



                         NINE WEST GROUP INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                            (in thousands except share data)
                                                       January 31    February 1
                                                             1998          1997
                                                             ----          ----
ASSETS
Current Assets:
 Cash..............................................    $   23,674    $   25,176
 Accounts receivable - net.........................        40,715        18,987
 Securitized interest in accounts receivable.......        91,208        81,731
 Inventories.......................................       543,503       501,830
 Prepaid expenses and other current assets.........       100,031        94,282
                                                        ---------     ---------
  Total current assets.............................       799,131       722,006
Property and equipment - net.......................       172,795       138,249
Goodwill - net.....................................       231,130       211,142
Trademarks and trade names - net...................       139,750       143,494
Other assets.......................................        48,733        46,172
                                                       ----------    ----------
    Total assets...................................    $1,391,539    $1,261,063
                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable..................................    $  100,075    $   91,059
 Accrued expenses and other current liabilities....       105,444       106,273
 Current portion of long-term debt.................         4,235        33,000
                                                       ----------    ----------
  Total current liabilities........................       209,754       230,332
Long-term debt.....................................       687,263       600,407
Other non-current liabilities......................        55,674        69,784
                                                       ----------    ----------
   Total liabilities...............................       952,691       900,523
                                                       ----------    ----------
Stockholders' Equity:
 Preferred stock ($0.01 par value, 25,000,000
  shares authorized; none issued and
  outstanding).....................................             -             -
 Common stock ($0.01 par value, 100,000,000
  shares authorized; 35,818,831 and 35,792,613
  shares issued and outstanding)...................           358           358
 Additional paid-in capital........................       143,278       140,388
 Retained earnings.................................       297,918       219,787
 Cumulative currency translation adjustment........        (2,706)            7
                                                       ----------    ----------
   Total stockholders' equity......................       438,848       360,540
                                                       ----------    ----------
    Total liabilities and stockholders' equity.....    $1,391,539    $1,261,063
                                                       ==========    ==========


   The accompanying Notes are an integral part of the Consolidated Financial
                                   Statements.





                        NINE WEST GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                              1997       1996       1995
                                                              ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................   $ 78,131  $  81,008   $ 18,976
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization.......................     39,952     32,983     24,409
   Provision for losses on accounts receivable.........      6,826      6,797     15,762
   Provision for losses on inventory...................       (492)     4,536     11,729
   Loss on disposal of discontinued operation..........          -      2,636          -
   Business restructuring and integration..............    (18,966)    (9,247)    43,779
   Deferred income taxes and other.....................     11,738     14,055    (22,517)
   Changes in assets and liabilities excluding effects
    of acquisitions:
     Receivables including securitized
      interest in accounts receivable..................    (34,621)   (29,165)    19,116
     Inventory.........................................    (15,545)  (107,388)   (48,283)
     Prepaid expenses and other assets.................    (11,801)   (19,893)      (548)
     Accounts payable..................................      2,534    (48,703)    69,946
     Accrued expenses and other liabilities............     12,532    (15,524)     5,256
                                                         ---------  ---------   --------
Net cash provided (used) by operating activities.......     70,288    (87,905)   137,625
                                                         ---------  ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment....................    (76,232)   (42,806)   (39,944)
Proceeds from sale of property and equipment...........          -     19,617          -
Business acquisitions - net of cash acquired...........    (26,394)   (11,580)  (581,261)
Acquisition purchase price settlement..................          -     25,000          -
Proceeds from sale of discontinued operation...........          -      2,800          -
Other assets...........................................     (2,714)     6,046       (176)
                                                         ---------  ---------   --------
Net cash used by investing activities..................   (105,340)      (923)  (621,381)
                                                         ---------  ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under financing agreements...     49,376    128,000    (11,710)
Proceeds from issuance of long-term debt...............    316,648    232,016    559,810
Repayments of long-term debt...........................   (332,295)  (218,000)   (61,000)
Repurchase of warrants.................................          -    (67,500)         -
Net proceeds from issuance of stock and other..........       (179)    18,706     13,182
                                                         ---------  ---------   --------
Net cash provided by financing activities..............     33,550     93,222    500,282
                                                         ---------  ---------   --------
NET (DECREASE) INCREASE IN CASH........................     (1,502)     4,394     16,526
CASH, BEGINNING OF PERIOD..............................     25,176     20,782      4,256
                                                         ---------  ---------   --------
CASH, END OF PERIOD....................................  $  23,674  $  25,176   $ 20,782
                                                         =========  =========   ========





   The accompanying Notes are an integral part of the Consolidated Financial
                                   Statements.


                         NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (in thousands except share data)


                                       Common Stock
                                   -------------------                                      Cumulative
                                     Number of                     Additional                 Currency           Total
                                   Outstanding                        Paid-In   Retained   Translation   Stockholders'
                                        Shares  Amount  Warrants      Capital   Earnings    Adjustment          Equity
                                   -----------  ------  --------   ----------   --------   -----------   -------------


Balance at January 28, 1995.....    34,716,605    $347  $      0     $118,418   $119,803       $     0        $238,568

 Net income.....................                                                  18,976                        18,976

 Shares issued under stock plans,
  including tax benefit.........       523,447       5                 13,177                                   13,182

 Issuance of warrants to effect
  Footwear Group acquisition....                          57,600                                                57,600
                                    ----------  ------  --------     --------   --------       -------        --------
Balance at February 3, 1996.....    35,240,052     352    57,600      131,595    138,779             0         328,326

 Net income.....................                                                  81,008                        81,008

 Adjustment for foreign currency
 translation....................                                                                     7               7

 Shares issued under stock plans,
  including tax benefit.........       552,561       6                 18,693                                   18,699

 Repurchase of warrants.........                         (57,600)      (9,900)                                 (67,500)
                                    ----------  ------  --------     --------   --------       -------        --------
Balance at February 1, 1997.....    35,792,613     358         0      140,388    219,787             7         360,540

 Net income.....................                                                  78,131                        78,131

 Adjustment for foreign currency
 translation....................                                                                (2,713)         (2,713)

 Shares issued under stock plans,
  including tax benefit.........        26,218       -                  2,890                                    2,890
                                    ----------  ------  --------     --------   --------       -------        --------
Balance at January 31, 1998.....    35,818,831    $358  $      0     $143,278   $297,918       $(2,706)       $438,848
                                    ==========    ====  ========     ========   ========       =======        ========






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

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 1997 and 1996 consisted of the 52-week periods which ended on January 31, 1998 and February 1, 1997, respectively. Fiscal 1995 consisted of the 53-week period which ended on February 3, 1996. References to years in this annual report relate to fiscal years rather than calendar years.

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Financial information for 1997 and 1996 is not comparable to 1995, as Footwear Group results are included in the entire 1997 and 1996 periods and are included in 1995 for the 37-week period from May 23, 1995 through February 3, 1996.

     The Company designs, develops, manufactures and markets women's footwear and accessories. The Company operates in the footwear and accessories industry, marketing its products through wholesale and retail channels in the United States as well as other countries. The Company markets footwear under the Nine West, Amalfi, Bandolino, Luca B. for Calico, cK/Calvin Klein Shoes and Bags (under license), Easy Spirit, Enzo Angiolini, Evan Picone (under license), 9 & Co., Pappagallo, Pied a Terre, Selby, Westies and The Shoe Studio Group Limited brands, and under private labels. The Company markets women's accessories under the Nine West, Easy Spirit, Enzo Angiolini and cK/Calvin Klein Shoes and Bags (under license) labels. The majority of the Company's footwear products are manufactured in Brazil. The Company's footwear products are also manufactured in China, Italy, Spain and other countries at independent factories not owned by the Company. The Company also manufactures footwear products at three domestic shoe factories and one domestic component factory owned by the Company and three foreign component factories which are leased and operated by the Company. The Company has entered into a long-term contract with its buying agent to oversee its third-party sourcing activities in Brazil. The Company does not have any contracts with its independent manufacturers, but relies on its long-standing relationship with the Brazilian factories and its buying agent, in addition to its own factories, to provide an uninterrupted source of inventory.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable - Net
     The Company provides credit to and performs ongoing credit evaluations of its wholesale customers, many of which are major retailers. The Company had a significant customer which accounted for approximately 12%, 13%, and 9% of net revenues in 1997, 1996 and 1995, respectively. The Company believes that its broad customer base will reduce the impact that any financial difficulties of such retailers or loss of the customer might have on the Company's operating results. The Company maintains an allowance for potential credit losses on accounts receivable. The allowance for doubtful accounts and other allowances was $51.0 million and $47.3 million at January 31, 1998 and February 1, 1997, respectively, and is recorded under the balance sheet caption "Accounts receivable - net."

Inventories
     Inventories are valued at the lower of cost or market. Approximately 60% and 62% of inventories were determined by using the FIFO (first in, first out) method of valuation as of January 31, 1998 and February 1, 1997, respectively; the remainder is determined by the weighted average cost method. The Company makes provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Property and Equipment - Net
     Property and equipment are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from 2 to 30 years. Investments in property under lease are depreciated over the shorter of their useful lives or their related lease terms.

Goodwill - Net and Trademarks and Trade Names - Net
     Goodwill is the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Substantially all intangible assets are amortized on a straight-line basis over 40 years. Goodwill is presented in the consolidated balance sheet net of accumulated amortization of $16.1 million and $10.1 million as of January 31, 1998 and February 1, 1997, respectively. Trademarks and trade names are presented in the consolidated balance sheet net of accumulated amortization of $10.0 million and $6.3 million as of January 31, 1998 and February 1, 1997, respectively.

Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recognized in operating results in the event that the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset.

Foreign Currency Translation
     Foreign currency financial statements of the Company's international subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and monthly average rates of exchange for revenues and expenses. The resulting translation adjustments are recorded as a separate component of stockholders' equity.

Net Revenues
     Wholesale revenues, including commissions received in conjunction with private label footwear, are recognized upon shipment of products to customers. Allowances for estimated discounts and returns are recognized when sales are recorded. Retail revenues are recognized when the payment is received from customers. Revenues are recorded net of returns and exclude sales tax. Licensing revenue is recognized on the basis of net sales by the licensee.

Advertising Expense
     The Company records national advertising campaign costs as an expense when the advertising takes place and cooperative advertising costs as incurred. Advertising expense was $57.7 million, $45.2 million and $33.1 million in 1997, 1996 and 1995, respectively.


Income Taxes
     Income taxes are based upon income for financial reporting purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Earnings Per Share
     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for 1997. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. All previously disclosed earnings per share data have been recalculated to reflect the provisions of SFAS No. 128.

Stock-Based Compensation
     Stock-based compensation cost is accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," which permits continued application of the intrinsic value method of Accounting Principles Board ("APB") Opinion No.
25. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock (the "Common Stock") at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at fair market value at the date of grant.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Statements of Financial Accounting Standards
     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that this statement will not have a material effect on the Company's financial statement disclosures.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which addresses segment reporting, including, where applicable, requirements to report selected segment information quarterly and provide entity-wide disclosures about products and services, major customers, and the geographic areas in which the entity holds assets and reports revenues. This statement is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statement disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statement disclosures.

Reclassifications
     Reclassifications have been made to certain prior year amounts to conform to the current year presentation.

3.   ACQUISITIONS

     On May 23, 1995, the Company consummated the Acquisition for a total purchase price of $560.0 million in cash, plus warrants (the "Warrants"), exercisable for a period of eight and one-half years from the date of issuance, to purchase 3.7 million shares of Common Stock at an exercise price of $35.50 per share. The Acquisition was accounted for under the purchase method of accounting.

     The following unaudited pro forma condensed combined summary of operations (the "Pro Forma Summary") gives effect to the Acquisition as if such transaction had occurred at the beginning of the period presented. The Pro Forma Summary has been prepared utilizing the historical financial statements of the Footwear Group. Pro forma adjustments include the amortization of goodwill, trademarks and trade names, additional interest expense in connection with debt incurred to finance the Acquisition, and the elimination of: operating results with respect to discontinued brands and assets held for sale, expenses associated with contracts not acquired, and transactions between the Footwear Group and its former parent company. The Pro Forma Summary excludes a $34.9 million pre-tax non-recurring increase in cost of goods sold attributable to the fair value of inventory over the FIFO cost as required by the purchase method of accounting.
                                                                 1995
                                                           ----------
          (in thousands, except per share amounts)
          Net revenues.............................        $1,435,679
          Net income...............................            15,115
          Basic earnings per share.................              0.43
          Diluted earnings per share...............        $     0.42

     The foregoing Pro Forma Summary should not be considered indicative of actual results that would have occurred had the Acquisition been consummated on the date or for the period indicated, and does not purport to be indicative of results of operations as of any future date or for any future period.

     On June 5, 1996, the Company and The United States Shoe Corporation ("U.S. Shoe") consummated a settlement (the "Settlement") of a post-closing balance sheet dispute relating to the Acquisition. Pursuant to the Settlement, U.S. Shoe paid the Company $25.0 million, which was recorded as a reduction of goodwill. In addition, the Company repurchased the Warrants for $67.5 million. The net payment by the Company to U.S. Shoe of $42.5 million was financed with borrowings under the Company's revolving credit facility.

     In connection with the Acquisition, the Company assumed and included in the allocation of the Acquisition cost accruals for involuntary severance and termination benefits of $8.6 million and relocation costs of $8.2 million.
These severance and relocation costs were incurred as a result of the Company's integration plan announced during 1995. The integration plan related to the elimination of 295 administrative positions that became duplicative through the combination of operations and process efficiencies realized and relocation of certain Footwear Group functional and operational employees. As of January 31, 1998, all of the position eliminations were completed, and substantially all severance and termination benefits and relocation costs were paid and charged against these liabilities, of which $2.9 million, $7.8 million and $6.1 million were paid during 1997, 1996 and 1995, respectively.

     Included in the assets acquired in the Acquisition were certain office and warehouse facilities located in Cincinnati, Ohio (the "Cincinnati Facilities") and the Texas Boot division ("Texas Boot"). Upon acquisition, the Company determined that the Cincinnati Facilities and Texas Boot did not meet its long-term strategic objectives and decided to sell them. The Company consummated the sale of Texas Boot on January 24, 1997. See Note 5, "Loss on Disposal of Discontinued Operation." The net assets related to the Cincinnati Facilities are accounted for as an asset held for sale and are recorded in the balance sheet within the caption "Prepaid expenses and other current assets" at their estimated net proceeds, which was approximately $13.6 million at January 31, 1998 and February 1, 1997. On April 1, 1998, the Company consummated the sale of the Cincinnati Facilities and leaseback of the distribution center portion thereof, and received cash proceeds of $16.4 million. The lease has been classified as an operating lease. The gain on the sale will be deferred and credited to income as a rent expense adjustment over the five-year term of the lease. Payments under the lease will approximate $0.7 million annually.

     During the past three years, the Company has also completed several smaller acquisitions, each of which has been accounted for in accordance with the purchase method of accounting. The consolidated financial statements include the operating results of each business acquired from its date of acquisition. Pro forma results of operations have not been presented as the effects of these acquisitions, both individually and in the aggregate, were not material to the financial statements taken as a whole.

4.   BUSINESS RESTRUCTURING AND INTEGRATION EXPENSES

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by the reversal of an excess of the Integration Charge (defined below) of $2.3 million, resulting in a net pre-tax charge to earnings of $19.0 million (the "Restructuring Charge"). The Restructuring Charge related to costs associated with: (1) the restructuring of North American manufacturing facilities which contemplated the closure of three domestic manufacturing facilities and discontinuation or reconfiguration of certain operations at two other domestic manufacturing facilities; (2) the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York (the "Relocation"); and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge were: (1) write-down of assets of $13.8 million; (2) accruals for lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million.

     During 1997, the Company substantially completed the domestic manufacturing facility closures and reconfigurations, the Relocation and the 9 & Co. store closures resulting in charges recorded against the Restructuring Charge accrual of $13.8 million in asset write-downs, $1.7 million in lease and contract termination costs and $2.1 million in plant closing costs. The balance of the Restructuring Charge accrual of $3.7 million consists of $3.2 million related to lease and contract termination costs and $0.5 million for plant closing costs. The Restructuring Charge accrual balance is recorded in the balance sheet within the caption "Accrued expenses and other current liabilities." Cash outlays related to the Restructuring Charge are estimated to be $7.5 million and are to be paid over a three-year period. As of and during the 52 weeks ended January 31, 1998, $3.8 million of cash expenses were paid and charged against the Restructuring Charge liability.

     The initiatives outlined in the Restructuring Charge affected the employment of approximately 1,135 employees. Of these employees, 1,025 held manufacturing positions and represented approximately 50% of the Company's domestic manufacturing workforce, and 110 were corporate employees affected by the Relocation. Total severance and termination benefit costs associated with these initiatives are $9.6 million, which relate to benefits provided by the Company's severance plans. See Note 16, "Employee Benefit Plans." As of and during the 52 weeks ended January 31, 1998, the Company had terminated substantially all of the affected employees, and approximately $5.1 million of severance and termination benefit payments were paid and charged against the severance plan liability.

     During the fourth quarter of 1995, the Company incurred and accrued expenses for restructuring and integration costs of $51.9 million associated with the Acquisition (the "Integration Charge"). The Integration Charge reflected the restructuring of international sourcing operations and consolidation of certain manufacturing and sourcing facilities, the consolidation and integration of various corporate and business unit operations and support functions and restructuring of the Company's retail operations, which included the elimination of duplicate product lines, the closing of approximately 40 of the Company's underperforming Banister retail stores, the conversion of a number of stores to other nameplates or formats, and the termination of the Company's agreement with Burlington Coat Factory for its operation of 84 shoe departments during 1996. As of January 31, 1998, substantially all of the Integration Charge terminations and activities had been completed. The Integration Charge also included period costs of approximately $3.2 million in 1995, which were expensed as incurred and which consisted of integration-related outside consulting fees paid in connection with the implementation of major process improvements.

     The following table summarizes the major components and activity of the Integration Charge through 1997 (in thousands):

                                                                                         Other
                                                      Lease and                    Integration
                          Severance and     Asset      Contract      Inventory             and
                            Termination    Write-   Termination      Valuation   Consolidation
                               Benefits     Downs         Costs    Adjustments           Costs    Total
                               --------    ------         -----    -----------           -----    -----

1995 provision...........        $7,650   $14,620        $7,046        $10,423         $12,161  $51,900
1995 activity............          (836)  (14,620)         (235)             -          (4,253) (19,944)
                                 ------   -------        ------        -------         -------  -------
February 3, 1996 balance.         6,814         0         6,811         10,423           7,908   31,956
1996 activity............        (5,388)        -        (4,866)       (10,423)         (7,540) (28,217)
Reversal of excess
 Integration Charge......          (335)        -        (1,795)             -            (133)  (2,263)
                                 ------   -------        ------        -------         -------  -------
February 1, 1997 balance.         1,091         0           150              0             235    1,476
1997 activity............        (1,091)        -          (150)             -            (235)  (1,476)
                                 ------   -------        ------        -------         -------  -------
January 31, 1998 balance.        $    0   $     0        $    0        $     0         $     0  $     0
                                 ======   =======        ======        =======         =======  =======

     Integration Charge severance and termination benefits related to approximately 475 employees, of which 420 were store managers and associates, 50 were engaged in manufacturing positions, principally related to the liquidation of the Company's Far East office as a result of entering into a new agency arrangement, and five were management employees. As of January 31, 1998, all of the Integration Charge terminations and activities were substantially completed. Total cash outlays relating to the Integration Charge were approximately $20.3 million, of which $1.5 million, $14.4 million and $4.4 million were paid during 1997, 1996 and 1995, respectively.

5.   LOSS ON DISPOSAL OF DISCONTINUED OPERATION

     Upon acquisition, the Company determined that Texas Boot did not meet its long-term strategic objectives and decided to sell the business. Accordingly, the net assets of Texas Boot were accounted for as an asset held for sale. The results of operations related to these assets held for sale, subsequent to July 29, 1995, and interest expense on the allocated debt, which aggregate approximately $4.7 million of losses and $4.8 million of income, have been excluded from the 1996 and 1995 consolidated statements of income, respectively. See Note 3 "Acquisitions." During the second quarter of 1996, the holding period under Emerging Issues Task Force Issue Number 87-11 had expired, and the Company accounted for the expected loss from the disposal of net assets and anticipated operating losses from the measurement date through the estimated date of disposal as a discontinued operation, resulting in a charge of $2.6 million, net of income tax benefits of $1.4 million. The sale of Texas Boot was consummated on January 24, 1997. The Company received $2.8 million in cash and notes and other financial instruments in the total amount of $5.2 million in connection with this disposition.

6.   EARNINGS PER SHARE

     Following is a reconciliation of the earnings and shares used in the basic and diluted per share computations for income from continuing operations (in thousands):
                                                    1997       1996      1995
                                                    ----       ----      ----
Earnings:
  Income from continuing operations (numerator
   for basic calculation)......................  $78,131    $83,644   $18,976
  Effect of convertible notes..................    6,707      4,063         -
                                                 -------    -------   -------
  Numerator for diluted calculation............  $84,838    $87,707   $18,976
                                                 =======    =======   =======
Shares:
  Weighted average common shares outstanding
   (denominator for basic calculation).........   35,836     35,647    35,011
  Effect of stock options......................      570      1,052       696
  Effect of convertible notes..................    3,056      1,855         -
                                                 -------    -------   -------
  Denominator for diluted calculation..........   39,462     38,554    35,707
                                                 =======    =======   =======
  Earnings per share - continuing operations
    Basic .....................................  $  2.18    $  2.35   $  0.54
                                                 =======    =======   =======
    Diluted ...................................  $  2.15    $  2.27   $  0.53
                                                 =======    =======   =======

     For 1997 and 1995, certain outstanding stock options were not included in the computation of diluted earnings per share of Common Stock, because the respective exercise prices were greater than the average market price of the Common Stock. In 1997 and 1995, the number of stock options not included in the diluted computation was 1.3 million and 0.1 million, respectively. These options were outstanding at the end of each of the respective years.

7.   INVENTORIES

     Inventories consist of (in thousands):
                                                    January 31      February 1
                                                          1998            1997
                                                          ----            ----
     Raw materials................................    $ 19,672        $ 26,446
     Work in process..............................       1,987           3,543
     Finished goods...............................     521,844         471,841
                                                      --------        --------
          Total inventories.......................    $543,503        $501,830
                                                      ========        ========

8.   PROPERTY AND EQUIPMENT - NET

     Property and equipment consists of (in thousands):

                                                    January 31      February 1
                                                          1998            1997
                                                          ----            ----
     Land.........................................    $    525        $    525
     Buildings and improvements...................       9,438           9,223
     Machinery, equipment and fixtures............     130,351         114,941
     Leasehold improvements.......................     109,935          74,928
     Construction in progress.....................       8,826           4,557
                                                      --------        --------
                                                       259,075         204,174
     Accumulated depreciation and amortization....      86,280          65,925
                                                      --------        --------
          Property and equipment - net............    $172,795        $138,249
                                                      ========        ========

9.   SALE/LEASEBACK TRANSACTION

     In May 1996, the Company consummated the sale (for $20.3 million) and leaseback of its distribution facility located in West Deptford, New Jersey.
The lease has been classified as an operating lease. The cost and accumulated depreciation associated with this facility of approximately $16.4 million and $2.0 million, respectively, have been removed from the property and equipment accounts. The approximately $5.3 million (net of transaction costs) net gain realized on the sale has been deferred and is being credited to income as a rent expense adjustment over the 20-year initial term of the lease. Payments under the lease approximate $2.0 million annually.

10.  FINANCIAL INSTRUMENTS

     The Company, as a result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The instruments eligible for utilization include forward, option and swap agreements. The Company does not use financial instruments for trading or other speculative purposes.

     At January 31, 1998, the Company had outstanding an interest rate swap and collars with an aggregate notional principal amount of $300.0 million to effectively fix a portion of its interest rate exposure on its floating rate debt. The Company's 1997 weighted average interest rate on long term debt of 6.9% was not significantly impacted by these financial instruments. In 1996, the Company's outstanding interest rate swap and collars increased the weighted average interest rate on long term debt from 6.4% to 6.5%. Differentials which occur due to changes in interest rates are recognized in interest expense during the period to which the payment/receipt relates. The fair value of these instruments was an unfavorable $1.2 million, based on a commonly accepted pricing methodology using market prices as of January 31, 1998. The Company's interest rate swap and collars have expiration dates ranging from June 1998 to December 2000.

     The following table summarizes, by major currency, the outstanding contractual amounts of the Company's forward exchange contracts in U.S. dollars (in thousands). The forward exchange contracts outstanding as of January 31, 1998 mature on various dates through September 1998.

                              January 31, 1998      February 1, 1997
                              ----------------      ----------------
                                  BUY     SELL          BUY     SELL
                              -------  -------      -------  -------
 Spanish Peseta.............. $25,665  $     -      $34,628  $     -
 Italian Lire................  19,518        -       42,167        -
 U.K. Pound Sterling.........       -   24,768            -        -
                              -------  -------      -------  -------
   Total..................... $45,183  $24,768      $76,795  $     0
                              =======  =======      =======  =======

     Gains and losses arising from foreign currency exchange contracts are recorded when the related hedged transaction occurs. The fair value of foreign currency exchange contracts as of January 31, 1998 was an unfavorable $0.4 million, based upon third party dealer valuations as an estimate of the amount the Company would have to pay upon termination of the specific contracts.

     Financial instruments expose the Company to counterparty credit risk for nonperformance and to market risk for changes in interest and currency rates. The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor the amount of credit exposure. The Company's financial instrument counterparties are substantial investment or commercial banks with significant experience with such instruments. The Company also has procedures to monitor the impact of market risk on the fair value and costs of its financial instruments considering reasonably possible changes in interest and currency rates.

11.  ACCOUNTS RECEIVABLE SECURITIZATION

     In December 1995, the Company entered into an agreement to create a five-year revolving accounts receivable securitization facility (the "Receivables Facility"), under which up to $115.0 million of funding may be obtained based upon the sale, without recourse, of the accounts receivable of the Company. The principal benefit of the Receivables Facility is a reduction in the Company's cost of funding related to long-term debt. In December 1997, the Receivables Facility was reduced to $95.0 million to reduce fees and thereby minimize operating expense.

     As of January 31, 1998 and February 1, 1997, the Company had sold $159.7 million and $153.9 million, respectively, of outstanding trade accounts receivable to Nine West Funding Corporation ("Nine West Funding"), which were, in turn, transferred by Nine West Funding to a trust formed to purchase the accounts receivable (the "Trust"). As of January 31, 1998 and February 1, 1997, the Company received proceeds of $68.5 million and $72.2 million, respectively, from the Trust, which were used to repay debt. Nine West Funding maintained a subordinated interest in the remaining assets of the Trust of $91.2 million and $81.7 million, which are recorded under the caption "Securitized interest in accounts receivable" on the Company's balance sheet as of January 31, 1998 and
February 1, 1997, respectively.   The effective interest rate incurred by the
Company on amounts transferred by Nine West Funding to the Trust under the Receivables Facility was 6.4% as of January 31, 1998.

12.  INCOME TAXES

     The components of income from continuing operations before income taxes are as follows (in thousands):
                                                 1997         1996        1995
                                                 ----         ----        ----
     Domestic operations................     $113,646     $132,063     $27,236
     Foreign operations.................       14,438        7,343       6,398
                                             --------     --------     -------
          Total.........................     $128,084     $139,406     $33,634
                                             ========     ========     =======

     Income tax expense (benefit) consists of the following (in thousands):

                                                 1997         1996        1995
                                                 ----         ----        ----
Current provision:
     Federal............................      $32,419      $36,122     $31,663
     State and local....................        4,652        5,305       6,848
     Foreign............................        3,473          541         156
                                              -------      -------     -------
          Total.........................       40,544       41,968      38,667
                                              -------      -------     -------
Deferred provision:
     Federal............................        9,327       10,579     (19,937)
     State and local....................        2,099        3,364      (4,348)
     Foreign............................       (2,017)        (149)        276
                                              -------      -------     -------
          Total.........................        9,409       13,794     (24,009)
                                              -------      -------     -------
               Total provision                $49,953      $55,762     $14,658
                                              =======      =======     =======

     The differences between income tax expense shown in the consolidated statements of income and the computed income tax expense based on the federal statutory corporate tax rate are (in thousands):

                                                 1997         1996        1995
                                                 ----         ----        ----
Computed income taxes based on federal
 statutory corporate tax rate of 35%....      $44,829      $48,792     $11,772
State and local income taxes, net of
 federal benefit........................        4,388        5,635       1,542
Earnings in jurisdictions taxed at rates
 different from U.S. statutory rate.....       (3,597)      (2,206)     (1,807)
Foreign dividends.......................        3,720        2,288       1,666
Other...................................          613        1,253       1,485
                                              -------      -------     -------
  Total income tax expense..............      $49,953      $55,762     $14,658
                                              =======      =======     =======

     Appropriate U.S. and foreign taxes have been provided for earnings of subsidiary companies that are expected to be remitted to Nine West Group Inc. The cumulative amount of unremitted earnings from foreign subsidiaries that are expected to be indefinitely reinvested was $5.4 million on January 31, 1998. The taxes that would be paid upon the remittance of these indefinitely reinvested earnings are $0.2 million based on current tax laws.

     The tax effects of significant items comprising the Company's net deferred tax asset are (in thousands):
                                                        January 31  February 1
                                                              1998        1997
Deferred tax assets:                                          ----        ----
  Inventory allowances and capitalization..........        $ 6,158     $ 8,737
  Provision for losses on accounts receivable......         15,587      12,822
  Business restructuring and integration expenses..          5,823      10,623
  Deferred rent....................................          4,716       3,734
  Employee benefit plans...........................         10,201      14,610
  Fixed assets.....................................          5,636       7,238
  Net operating loss carry forwards................          1,162           -
  Other accruals not currently deductible..........          9,116       6,362
                                                           -------     -------
    Gross deferred tax assets......................         58,399      64,126
                                                           -------     -------
Deferred tax liabilities:
  Intangible assets................................         12,325       7,628
                                                           -------     -------
    Net deferred tax asset.........................        $46,074     $56,498
                                                           =======     =======
Included in:
  Prepaid expenses and other current assets........        $32,184     $38,236
  Other assets.....................................         13,890      18,262
                                                           -------     -------
    Net deferred tax asset.........................        $46,074     $56,498
                                                           =======     =======
For tax purposes, the Company had available at January 31, 1998 foreign net operating loss carry forwards of $3.6 million. Of this amount, $1.5 million will expire in the year 2003, and $2.1 million will be available indefinitely.


13.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consists of (in thousands):

                                                        January 31  February 1
                                                              1998        1997
                                                              ----        ----
  Salaries, compensation and benefits..............       $ 26,733    $ 29,430
  Interest payable.................................         17,741       2,541
  Restructuring charges............................          3,743      22,709
  Other accrued expenses and other current
   liabilities.....................................         57,227      51,593
                                                          --------    --------
  Accrued expenses and other current liabilities...       $105,444    $106,273
                                                          ========    ========

14.  LONG-TERM DEBT

     Long-term debt includes (in thousands):
                                                        January 31  February 1
                                                              1998        1997
                                                              ----        ----
Senior notes.......................................       $195,223    $      -
Senior subordinated notes..........................        122,014           -
Quarterly amortizing term loan.....................              -     322,000
Revolving credit facility..........................        175,000     130,000
Convertible notes..................................        182,031     181,407
Other debt obligations.............................         17,230           -
                                                          --------    --------
                                                    691,498     633,407
Less portion payable within one year...............          4,235      33,000
                                                          --------    --------
                            Total long-term debt...       $687,263    $600,407
                                                          ========    ========

     In July 1997, the Company issued $200.0 million of its 8-3/8% Senior Notes due August 15, 2005 (the "Senior Notes") and $125.0 million of its 9% Senior Subordinated Notes due August 15, 2007 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by certain subsidiaries of the Company. The Senior Notes are not redeemable at the option of the Company prior to maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2002, at declining redemption prices. Prior to August 15, 2000, the Company may redeem up to 30% of the Senior Subordinated Notes with the net proceeds of one or more public equity offerings at a redemption price of 109%, provided that at least $87.5 million of Senior Subordinated Notes remain outstanding after such redemption. The Notes constitute unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by four of the Company's domestic subsidiaries.
     In connection with the issuance of the Notes, on August 1, 1997, the Company amended and restated its credit agreement to permit the Company to borrow up to $600.0 million under a revolving credit facility which expires in July 2002. Under the terms of the amended and restated credit agreement (the "Credit Agreement"), letters of credit outstanding on a revolving basis may not exceed $150.0 million. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate, and are secured by substantially all assets of the Company and its domestic subsidiaries (excluding receivables transferred to the Trust under the Receivables Facility). Borrowings under the Credit Agreement will become unsecured once the Company reaches an "investment grade" rating on its long-term senior unsecured indebtedness. As of January 31, 1998, $175.0 million of borrowings and $36.2 million of letters of credit were outstanding on a revolving basis and $388.8 million was available for future borrowing.

     In June 1996, the Company issued $185.7 million of its 5-1/2% Convertible Subordinated Notes due July 15, 2003 (the "Convertible Notes") which are convertible into Common Stock at a price of $60.76 per share, subject to adjustment in certain circumstances. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest. The Convertible Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

     Provisions of the Notes, Credit Agreement and Convertible Notes contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets.

     The annual maturities of long-term debt are approximately $4.2 million, $3.4 million, $5.2 million, $0.0 million, and $179.4 million for 1998 through 2002, respectively. The carrying value of the Company's long-term debt approximates its fair value, which was estimated based upon the current rates offered to the Company for debt with similar terms and remaining maturities.

15.  LEASE COMMITMENTS

     The Company leases office, distribution center, factory and retail locations, and equipment under operating leases expiring at various dates through 2022 with renewal options for additional periods. Most retail store leases require both contingent payments based on sales volume and contain escalation clauses for increases in operating costs and real estate taxes.

     Rent expense for operating leases was $120.7 million, $80.7 million and $59.9 million for 1997, 1996 and 1995, respectively. Included in rent expense are minimum rent payments of $114.5 million, $74.3 million and $53.3 million for 1997, 1996 and 1995, respectively.

     Future minimum operating lease payments under noncancelable leases with initial or remaining terms of one year or more at January 31, 1998 consist of (in thousands):
                      Fiscal                              Minimum
                        Year                             Payments
                        ----                             --------
                        1998......................       $ 90,804
                        1999......................         84,437
                        2000......................         77,584
                        2001......................         71,757
                        2002......................         66,775
                        2003 and thereafter.......        322,760
                                                         --------
                         Total minimum lease payments    $714,117
                                                         ========
16.  EMPLOYEE BENEFIT PLANS

     Defined Benefit Plans - As of December 31, 1996, the Company amended its retirement plans to freeze benefits thereunder, and merged three defined benefit pension plans acquired in connection with the Acquisition into its previously existing plan (the "Plan"). As of January 1, 1997, the Plan was further amended to take the form of a cash balance plan (the Plan and amendments thereto are referred to herein as the "Cash Balance Plan"). The Cash Balance Plan expresses the retirement benefit as an account balance which increases each year through a combination of interest and credits to the account based on a percentage of compensation. The Company's funding policy is to make the minimum annual contributions required by applicable regulations. The assets of the Cash Balance Plan have been invested primarily in common stock and government bonds.

     Net pension cost related to the Cash Balance Plan includes the following components (in thousands):
                                                  1997         1996        1995
                                                  ----         ----        ----
Service cost.................................  $ 4,063      $ 3,280      $2,590
Interest cost on projected benefit
 obligation..................................    3,147        4,055       2,918
Actual return on plan assets.................  (10,724)      (5,417)     (7,058)
Amortization of transition assets............      (19)         (19)        (19)
Other net amortization and deferral..........    4,528         (212)      3,512
                                               -------      -------      ------
 Pension cost................................   $  995      $ 1,687      $1,943
                                               =======      =======      ======

     The assumptions used to develop accrued pension cost at the end of the year, as well as pension cost in the following year, are:

                                            January 31   February 1  February 3
                                                  1998         1997        1996
                                                  ----         ----        ----
Discount rate................................      7.0%         7.5%       7.25%
Rate of increase in compensation levels......      4.5          4.5        4.5
Expected long-term rate of return on assets..      9.0          9.0        9.0

    The Defined Benefit Plans' funded status and the related accrued pension costs are (in thousands):
                                                 January 31      February 1
                                                       1998            1997
                                                       ----            ----
Accumulated benefit obligations:
  Vested..................................         $(42,836)       $(42,058)
  Nonvested...............................           (1,521)         (2,074)
                                                   --------        --------
    Accumulated plan benefits.............         $(44,357)       $(44,132)
                                                   ========        ========

Projected benefit obligation..............         $(44,657)       $(44,132)
Less: plan assets at fair value
  (principally marketable securities).....           61,483          58,435
                                                   --------        --------
Plan assets in excess of projected benefit
   obligation.............................           16,826          14,303
Unrecognized net gain.....................           (8,005)         (3,335)
Unrecognized prior service cost...........          (13,392)        (14,525)
Unrecognized net transition asset.........             (178)           (197)
                                                   --------        --------
    Accrued pension cost..................         $ (4,749)       $ (3,754)
                                                   ========        ========

     The Company provides a Supplemental Executive Retirement Plan ("SERP") in which certain key employees and officers are eligible to participate. In connection with the Acquisition, the Company acquired an additional SERP in which certain Footwear Group employees participate. The SERPs provide supplemental pension benefits that are not available under the defined benefit pension plan. Benefits paid under the SERPs are based on length of service and final compensation, without regard to the limitations of the Internal Revenue Code (the "Code"), and are reduced by the full amount of benefits payable under the Cash Balance Plan. The SERPs are unfunded, and benefits thereunder are paid from the general assets of the Company. Effective December 31, 1995, the SERPs were amended to freeze the total benefit payable to participants. As participants accrue future benefits in the qualified pension plan, the benefits payable under the SERPs decrease. The net periodic cost for the SERPs was $369,000, $338,000 and $1.2 million during 1997, 1996 and 1995, respectively.
The Company's SERP liability as of January 31, 1998 and February 1, 1997 was $5.3 million and $5.2 million, respectively.

     Defined Contribution Plans - As of January 1, 1997, the 401(k) savings plan acquired by the Company in connection with the Acquisition was merged into the Company's preexisting 401(k) savings plan (the "Savings Plan"). Additionally, a non-qualified compensation plan, the Supplemental Savings Plan (the "Supplemental Plan" and, together with the Savings Plan, the "Savings Plans"), was established for employees designated by the Company's retirement committee (the "Retirement Committee"). The Savings Plan allows each participant to contribute up to 15.0% (limited to 6.0% for highly compensated employees) of his or her salary for the year. The Company makes matching contributions to the Savings Plan equal to 50.0% of the participant's contribution up to 6.0% of his or her salary. The Supplemental Plan allows each participant to contribute up to 15.0% of his or her salary for the year. The Company makes matching contributions to the Supplemental Plan equal to 50.0% of the participant's contribution up to 6.0% of his or her salary, limited to a maximum of $4,750 in 1997. At the end of the plan year, discrimination testing will determine the amount of Supplemental Plan contributions, not to exceed 6.0%, that will be transferred into the Savings Plan. The cost of the Savings Plans to the Company was $2.0 million, $2.2 million and $1.5 million for 1997, 1996 and 1995, respectively.

     The Company also maintains a non-qualified deferred compensation plan (the "Executive Deferred Compensation Plan"). The purpose of the Executive Deferred Compensation Plan is to provide to certain eligible employees of the Company the opportunity to: (1) defer elements of their compensation (including any investment income thereon) which might not otherwise be deferrable under the Savings Plans; and (2) receive the benefit of additions to their deferral comparable to those obtainable under the Savings Plans in the absence of certain restrictions and limitations in the Code. The Executive Deferred Compensation Plan is unfunded; benefits are paid from the general assets of the Company. The Company's liability under the Executive Deferred Compensation Plan as of January 31, 1998 and February 1, 1997 was $9.5 million and $4.9 million, respectively.

     Health Benefit Plans - In connection with the Acquisition, the Company acquired postretirement benefit plans that partially subsidize healthcare costs and provide life insurance for certain eligible retirees of the Footwear Group. Net periodic cost of these benefits includes the following components (in thousands):

                                                  1997    1996    1995
                                                  ----    ----    ----
           Service cost......................    $  20    $ 41    $ 56
           Interest cost.....................      250     389     536
           Amortization of (gain) loss.......     (606)   (447)      -
                                                 -----    ----    ----
           Net periodic (benefit) cost.......    $(336)   $(17)   $592
                                                 =====    ====    ====

     The postretirement medical plan was amended on August 1, 1996 to eliminate coverage for those active employees who were under age 50 as of December 31, 1996. This amendment resulted in a curtailment gain of $461,000 for 1996. The liability associated with the postretirement medical plan has been significantly reduced as the share of the premiums paid by participants has increased. Currently, medical benefits for post-age 65 retirees is maintained by the Company, but the full cost of these benefits is paid by the retiree. The accumulated postretirement benefit obligation is as follows (in thousands):
                                                January 31  February 1
                                                      1998        1997
                                                      ----        ----
         Retirees..........................        $ 1,471     $ 4,273
         Fully eligible active employees...            545         242
         Other active employees............            310         297
                                                   -------     -------
         Accumulated postretirement benefit
          obligation.......................          2,326       4,812
         Unamortized gain..................          7,615       5,547
                                                   -------     -------
           Accrued postretirement cost.....        $ 9,941     $10,359
                                                   =======     =======

     For 1997, a 12.0% and 9.0% increase in the cost of covered healthcare benefits was assumed in the pre- and post-age 65 categories, respectively. This rate was assumed to decrease gradually to 5.0% by 2006 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% increase in the healthcare trend rate would increase the accumulated postretirement benefit obligation by 5.5% as of January 31, 1998 and the net periodic cost by 6.7% for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.25% at January 31, 1998 and February 1, 1997, respectively. The Company funds these benefits as claims are incurred.

     Severance Plans - The Company provides certain severance benefits for former employees of the Footwear Group. These plans give severance, health, placement and certain other benefits to former Footwear Group employees based on length of service, final compensation, and certain other factors. The Company's liability under such plans was $4.5 million and $16.9 million at January 31, 1998 and February 1, 1997, respectively. See Note 3, "Acquisitions" and Note 4, "Business Restructuring and Integration Expenses."

17.  STOCK OPTION PLANS

     The Company has three stock option plans which provide for the issuance of options and other stock-based awards to management, employees, directors and other persons performing significant services for the Company. Under these plans, the Company is authorized to issue up to an aggregate of 9.7 million shares of Common Stock, with vesting periods of up to five years at option prices not less than the fair market value on the date of grant. Outstanding options have terms up to 10 years and are exercisable in successive annual increments conditional upon active employment or service, except for periods following retirement, disability or death. The number of shares available for issuance under the plans and the number of shares issuable pursuant to exercise of the outstanding stock options is subject to adjustment upon certain changes in the Company's capitalization.

     Activity in the Company's stock option plans was (shares in thousands):

                                                        Weighted Average
                                              Shares     Exercise Price
                                              ------    -----------------
   Outstanding at December 31, 1994.......     2,801          $24.57
Granted...................................     1,495           30.59
Exercised.................................      (463)          22.39
Forfeited.................................       (45)          25.10
                                               -----
   Outstanding at February 3, 1996........     3,788           27.20
                                               =====
Granted...................................     1,271           44.55
Exercised.................................      (553)          25.28
Forfeited.................................       (86)          29.57
                                               -----
   Outstanding at February 1, 1997........     4,420           32.98
                                               =====
Granted...................................     1,722           30.67
Exercised.................................       (76)          27.10
Forfeited.................................       (93)          37.58
                                               -----
   Outstanding at January 31, 1998........     5,973           32.32
                                               =====

Shares exercisable at February 3, 1996....       915          $24.73
Shares exercisable at February 1, 1997....       921           28.20
Shares exercisable at January 31, 1998....     2,198          $29.96

     The weighted average range of options outstanding at January 31, 1998 are (shares in thousands):

                        Options Outstanding             Options Exercisable
             ---------------------------------------   ---------------------
                            Weighted
                            Average         Weighted                 Weighted
Range of                    Remaining       Average                  Average
Estimated    Number         Contractual     Exercise   Number        Exercise
Prices       Outstanding    Life            Price      Exercisable   Price
----------   -----------    -----------     --------   -----------   --------
$17 to  27      1,662           5.7          $25.14        993        $24.96
 27 to  37      3,023           8.4           30.24        895         29.88
$37 to  50      1,288           8.5          $46.44        310        $46.20

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its three stock-based compensation plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share on a pro forma basis would have been (in thousands, except per share amounts):

                                                 1997      1996     1995
                                               -------   -------  -------
     Pro forma net income.................     $68,435   $73,866  $15,956
     Pro forma basic earnings per share...        1.91      2.07     0.45
     Pro forma diluted earnings per share.     $  1.90   $  2.02  $  0.45

     Assumptions:
       Risk-free interest rate..............      5.5%      6.0%     5.0%
       Volatility...........................     29.0%     33.0%    35.0%
       Expected life........................   5 years   3 years  3 years

     The weighted average grant date fair value of options granted was $12.37, $13.98 and $9.25 for 1997, 1996 and 1995, respectively. The fair value of each option grant was estimated using the Black-Scholes options-pricing model. Results can vary materially depending on the assumptions applied within the model, and the resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

18.  SHAREHOLDER RIGHTS PLAN

     On February 17, 1998, the Company adopted a shareholder rights plan (the "Rights Plan") and designated 70,000 shares of its 25,000,000 authorized shares of preferred stock, par value $.01 per share, as Series A Junior Participating Preferred Stock (the "Series A Preferred Stock"). Pursuant to the Rights Plan, on March 4, 1998, the Company paid a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock. Generally, the Rights become exercisable (1) a specified period after a party acquires beneficial ownership of 20% or more of the Common Stock (an "Acquiring Person") or (2) following the commencement or public announcement of an offer for 20% or more of the Company's Common Stock. Each Right provides that, when exercisable, the holder may purchase one one-thousandth of a share of Series A Preferred Stock, at a price of $120, subject to adjustment. For purposes of this calculation, there shall be disregarded shares of Common Stock which either of two named principal shareholders of the Company or their respective estates had the right to acquire on February 17, 1998, or acquire or obtain the right to acquire subsequent to February 17, 1998, in either case under employee benefit plans of the Company. After a party becomes an Acquiring Person, each holder of a Right will have the right to exercise the Right to purchase the number of Shares of Common Stock or, in certain situations, common stock of the Acquiring Person, having a market value of two times the exercise price. Alternatively, the Company has the option to exchange the Rights for shares of Common Stock or Series A Preferred Stock, at an exchange ratio of one share of Common Stock, or fractional shares of Series A Preferred Stock equivalent in value thereto, per Right, at any time after a party has acquired at least 20% but less than 50% of the Common Stock. The Company may redeem each Right for $.01 per Right at any time after an Acquiring Person becomes such. In general, none of the benefits of the Rights will be available to an Acquiring Person. The Rights will expire on February 16, 2008, unless earlier exchanged or redeemed.

19.  CASH FLOWS

     Cash paid for income taxes was $39.7 million, $46.0 million and $28.7 million for 1997, 1996 and 1995, respectively. Cash paid for interest was $37.1 million, $39.0 million and $29.4 million for 1997, 1996 and 1995, respectively. Excluded from the consolidated statement of cash flows for 1997 is a $15.4 million non-cash debt obligation incurred by the Company in conjunction with its acquisition of The Shoe Studio Group Limited. In 1995, non-cash financing activities included the issuance of warrants, valued at $57.6 million, in connection with the Acquisition. See Note 3, "Acquisitions."

20.  RELATED PARTY TRANSACTIONS

     During 1997, the Company's principal executive offices were moved from Stamford, Connecticut, to White Plains, New York. The former executive offices are leased from a partnership in which the Company's principal stockholders have a 15.5% limited partnership interest. The lease was renegotiated and extended at current market rates during 1993 and expires on December 31, 2002. Rent payments related to the Company's former executive offices for 1997, 1996 and 1995 were $2.3 million, $2.1 million and $1.8 million, respectively.

21.  COMMITMENTS AND CONTINGENCIES

Share Buy-back Program
     On February 17, 1998, the Company authorized a share buy-back program in an amount not to exceed $20.0 million, which reflects limits currently imposed under the Company's Credit Agreement. Under the buy-back program, the Company would purchase from time to time, depending on market conditions, either outstanding shares of Common Stock or long-term call options on shares of its Common Stock. The timing and terms of the transactions, including maturities, will depend upon market conditions, the Company's liquidity, covenant requirements under its existing financing arrangements and other considerations, including Securities and Exchange Commission ("SEC") rules and regulations.

Legal Actions
     On May 1, 1997, the Company learned that on April 10, 1997, the SEC entered a formal order of investigation of the Company. Based on conversations with the staff of the SEC dating back to the Fall of 1996, when an informal investigation was commenced, the Company believes that this investigation is primarily focused on the revenue recognition policies and practices of certain of the Company's divisions that were acquired from U.S. Shoe in 1995. On October 29, 1997, the Company received a subpoena issued by the SEC in connection with its investigation requesting the Company to produce certain documents relating to the purchase by the Company of products manufactured in Brazil from 1994 to date, including documents concerning the prices paid for such products and the customs duties paid in connection with their importation into the United States.
 The Company has been cooperating fully with the staff of the SEC and intends to continue its cooperation. Based on the information presently available to it, the Company does not anticipate that the investigation of its revenue recognition policies and practices will have a material adverse financial effect on the Company. The Company believes that no issues exist in respect of its customs policies and practices. Therefore, based on the limited information presently available to it concerning this aspect of the investigation, the Company does not anticipate that it will have a material adverse financial effect on the Company, although no assurances can be given as to their ultimate impact on the Company.

      In addition, on October 29, 1997, the Company learned that the United States Customs Service has commenced an investigation of the Company relating to the Company's importation of Brazilian footwear from 1995 to date. On April 14, 1998, the United States Customs Service informed the Company that such investigation had been terminated with no action taken against the Company.

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

22.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the last two years appears below (in thousands, except per share data):
                                    First      Second      Third       Fourth
                                    Quarter    Quarter     Quarter     Quarter
                                    -------    -------     -------     -------
1997
Net revenues.....................   $406,083   $495,684    $496,563    $466,988
Gross profit.....................    181,841    206,639     221,418     191,839
Net income (loss)................     17,491     28,926      34,602      (2,888)
Earnings (loss) per share
  Basic..........................       0.49       0.81        0.97       (0.08)
  Diluted........................   $   0.48   $   0.78    $   0.92    $  (0.08)

1996
Net revenues.....................   $355,911   $421,509    $444,016    $381,679
Gross profit.....................    153,673    176,433     194,460     164,603
Income from continuing
 operations......................     15,050     25,791      35,298       7,505
Earnings per share from
 continuing operations*
  Basic..........................       0.43       0.72        0.99        0.21
  Diluted........................   $   0.41   $   0.69    $   0.93    $   0.20

*The total of quarterly earnings per share does not equal the annual amount, as earnings per share is calculated independently for each quarter. Diluted earnings per share reflects the impact of Common Stock equivalents, including outstanding stock options and the Convertible Notes, unless the impact is antidilutive.

For the first, third and fourth quarters of 1996, net income, basic earnings per share and diluted earnings per share are equivalent to income from continuing operations. Net income, basic earnings per share and diluted earnings per share for the second quarter of 1996 were $23.1 million, $0.65 and $0.62, respectively, which includes the loss on disposal of discontinued operation.
See Note 5, "Loss on Disposal of Discontinued Operation."

The fourth quarter of 1997 includes a $6.3 million pre-tax charge ($3.8 million on an after-tax basis) for severance and other costs related to the elimination of 85 corporate positions. Excluding this amount, net income, basic earnings per share and diluted earnings per share were $0.9 million, $0.03 and $0.03, respectively.

The fourth quarter of 1996 includes a net pre-tax charge of $19.0 million ($11.4 million on an after-tax basis) attributable primarily to costs associated with the restructuring of the Company's North American manufacturing facilities. Excluding this charge, income from continuing operations, basic earnings per share and diluted earnings per share were $18.9 million, $0.53 and $0.52, respectively.

23.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     Substantially all of the Company's operations are in the footwear and accessories industry. A summary of operations by geographic area is presented below. All inter-area sales are from domestic to international affiliates and are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing authorities. Inter-area sales were $21.7 million, $9.9 million and $1.5 million during 1997, 1996 and 1995, respectively.

(in thousands)                      1997             1996           1995
---------------------------------------------------------------------------
Net revenues:
   Domestic                    $1,668,862        $1,564,372      $1,245,999
   International                  196,456            38,743          12,631
                               ----------        ----------      ----------
      Total                    $1,865,318        $1,603,115      $1,258,630
                               ==========        ==========      ==========
Operating income from
  continuing operations:
   Domestic                    $  180,014        $  181,248      $   62,752
   International                    2,084               105             493
                               ----------        ----------      ----------
      Total                    $  182,098        $  181,353      $   63,245
                               ==========        ==========      ==========
Assets at end of year:
   Domestic                    $1,249,827        $1,219,870      $1,145,029
   International                  141,712            41,193          15,063
                               ----------        ----------      ----------
      Total                    $1,391,539        $1,261,063      $1,160,092
                               ==========        ==========      ==========






                               PART III


     Pursuant to General Instruction G(3) of Form 10-K, the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934) except for the information regarding the executive officers of the Company, which is included in Part I of this Annual Report on Form 10-K under "Item 1 - Business."





                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.    Financial Statements:

          The following financial statements of Nine West Group Inc. are included in Item 8 of this report:

          Independent Auditors' Report

          Consolidated Statements of Income - Fifty-two weeks ended January 31, 1998 and February 1, 1997 and the fifty-three weeks ended February 3, 1996

          Consolidated Balance Sheets - January 31, 1998 and February 1, 1997

          Consolidated Statements of Cash Flows - Fifty-two weeks ended
          January 31, 1998 and February 1, 1997 and the fifty-three weeks ended February 3, 1996

          Consolidated Statements of Stockholders' Equity - Fifty-two weeks ended January 31, 1998 and February 1, 1997 and the fifty-three weeks ended February 3, 1996

          Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)

2.    Financial Statement Schedules:

      Schedule II -  Valuation and qualifying accounts for the fifty-two weeks ended January 31, 1998 and February 1, 1997 and the fifty-three weeks ended February 3, 1996

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are shown in the financial statements or are inapplicable, and therefore have been omitted.

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

4.2 Form of Definitive 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3,
          1996)

4.3 Form of Restricted Global 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3,
          1996)

4.4 Form of Regulation S Global 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.5 Indenture, dated as of June 26, 1996, between the Registrant, as issuer, and Chemical Bank, as trustee, relating to the Registrant's 5-1/2% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.6 Note Resale Registration Rights Agreement, dated as of June 26, 1996, by and among the Registrant and the Purchasers Named Therein (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.7 Senior Note Indenture dated as of July 9, 1997 among the Registrant and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21,
          1997)

4.8 Senior Subordinated Note Indenture dated as of July 9, 1997 among the Registrant and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21,
          1997)

4.9 Registration Rights Agreement dated July 9, 1997 among the Registrant and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Citicorp Securities, Inc. and NationsBanc Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.10 Form of Global 8-3/8% Senior Notes due 2005 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.11 Form of Definitive 8-3/8% Senior Notes due 2005 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.12 Form of 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.13 Form of 9% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.14 Form of 9% Series B Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.15 Form of Unrestricted Global 5-1/2% Convertible Subordinated Note Due 2003 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-12545) filed on August 21, 1997)

4.16 Rights Agreement, dated as of February 17, 1998, between the Registrant and The Bank of New York which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of the Registrant as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 17, 1998)

10.1 Registration Rights Agreement (the "Registration Rights Agreement") by and among the Registrant, Jerome Fisher, Vincent Camuto, and J. Wayne Weaver (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the First Registration Statement)

10.1.1 Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.1.1 to Amendment No. 6 to the First Registration Statement)

10.1.2 Amendment No. 2 to Registration Rights Agreement (incorporated by reference to Exhibit 10.1.2 to Amendment No. 2 to the Registration Statement of the Registrant on Form S-1 (Registration No. 33-65584) as filed on July 28, 1993 (the "Second Registration Statement"))

10.1.3 Amendment No. 3 to Registration Rights Agreement (incorporated by reference to Exhibit 4 to Amendment No. 2 to Schedule 13D filed by Jerome Fisher, Anne Fisher, Vincent Camuto and J. Wayne Weaver on January 4, 1994 ("Amendment No. 2 to Schedule 13D"))

10.1.4 Amendment No. 4 to Registration Rights Agreement by and among the Registrant, Jerome Fisher, Vincent Camuto and J. Wayne Weaver (incorporated by reference to Exhibit 10.1.4 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994)

10.2 Piggyback Registration Rights Agreement (the "Piggyback Registration Rights Agreement") between the Registrant and Marc Fisher (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the First Registration Statement)

10.2.1 Amendment No. 1 to Piggyback Registration Rights Agreement (incorporated by reference to Exhibit 10.2.1 to Amendment No. 6 to the First Registration Statement)

10.3 Agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the First Registration Statement)**

10.3.1 Amendment No. 1 to agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.3.1 to Amendment No. 6 to the First Registration Statement)**

10.3.2 Amendment No. 2 to agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 2 to Schedule
          13D)**

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

10.5 Buying Agency Agreement between the Registrant and Bentley Services Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"))***

10.5.1 Agreement Regarding Extension of Term, dated March 3, 1997, between the Registrant and Bentley Services Inc. (incorporated by reference to Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the 52 weeks ended February 1, 1997 (the "1996 10-K"))

10.6 Summary Description of Incentive Bonus Program of the Registrant (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the First Registration Statement)**

10.7 Summary Description of Life Insurance and Medical Reimbursement Plan for Certain Officers of the Registrant (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the First Registration Statement)**

10.8 Employment Agreement (the "Fisher Employment Agreement") between Jerome Fisher and the Registrant (incorporated by reference to Exhibit
          10.8 to Amendment No. 2 to the First Registration Statement)**

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

10.17 1993 Directors' Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Second Registration Statement)**

10.18 First Amended and Restated 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 10.18 to the 1996 10-K)**

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

10.19.2 Amendment No. 2 to the Credit Agreement, dated as of May 29, 1996, among the Registrant, Citibank, N.A. and Merrill Lynch Capital Corporation, as agents (incorporated by reference to Exhibit 10.19.2 to the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1996)

10.19.3 Amended and Restated Credit Agreement, dated as of August 2, 1996, among the Registrant, the financial institutions listed on the signature pages thereof and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.19.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

10.19.4 Amended and Restated Credit Agreement, dated as of August 1, 1997, among the Company, the subsidiaries of the Company named therein and from time to time party thereto as guarantors, the financial institutions listed on the signature pages thereof and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-12545) filed on August 21, 1997)

10.20 Employment Agreement, dated April 6, 1995, between Noel E. Hord and the Registrant (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the quarterly period ended July 29,
          1995)**

*10.20.1 Severance Agreement, dated February 24, 1998, between Noel E. Hord and the Registrant**

10.21 Nine West Group Inc. First Amended and Restated Incentive Bonus Plan (incorporated by reference to Exhibit 10.21 to the 1996 10-K)**

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

10.27 Class B Certificate Purchase Agreement, dated as of December 28, 1995, among Nine West Funding Corporation, the Purchasers Named Therein, Citicorp North America, Inc., and The Bank of New York (incorporated by reference to Exhibit 10.27 to the 1995 10-K)

10.28 Lease, dated February 28, 1997, between Westpark I LLC and the Registrant (incorporated by reference to Exhibit 10.28 to the 1996 10-K)

*21       Subsidiaries of the Registrant

*23       Consent of Deloitte & Touche, LLP

24        Power of Attorney (contained herein on signature page)

*27.1     1997 Financial Data Schedule

*27.2     1997 Financial Data Schedules - Interim Periods Only - Restated

*27.3     1996 Financial Data Schedules - Including Interim Periods - Restated

*Filed herewith
**Management contract or compensation plan arrangement
***Confidential treatment has been granted for marked portions of this exhibit





                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                             Nine West Group Inc.
                                                 (Registrant)

                                     By:       /s/ Robert C. Galvin
                                            -------------------------------
                                            Robert C. Galvin
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer


                           POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "Form 10-K") constitutes and appoints Robert C. Galvin, Jeffrey K. Howald and Joel K. Bedol and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                                 Capacity                           Date
----------------------                         --------                           ----
/s/ Jerome Fisher                       Chairman of the Board               April 30, 1998
----------------------                  and Director (Principal
    Jerome Fisher                         (Executive Officer)

/s/ Vincent Camuto                      Chief Executive Officer             April 30, 1998
----------------------                  and Director (Principal
    Vincent Camuto                        Executive Officer)

/s/ Robert C. Galvin                  Executive Vice President,             April 30, 1998
----------------------               Chief Financial Officer and
    Robert C. Galvin                Treasurer (Principal Financial
                                   Officer and Principal Accounting
                                               Officer)

/s/ C. Gerald Goldsmith                       Director                      April 30, 1998
------------------------
    C. Gerald Goldsmith

/s/ Henry W. Pascarella                       Director                      April 30, 1998
------------------------
    Henry W. Pascarella

/s/ Salvatore M. Salibello                    Director                      April 30, 1998
---------------------------
    Salvatore M. Salibello







                                                                    SCHEDULE II


                            NINE WEST GROUP INC. AND SUBSIDIARIES
                              Valuation and Qualifying Accounts
       For the years ended January 31, 1998, February 1, 1997 and February 3, 1996
                                       (in thousands)

                                       Balance at           Charged to                  Balance
                                       Beginning   Balance  Costs and                   at End
     Description                       of Period  Acquired   Expenses   Deductions   of Period
     -----------                       ---------  --------   --------   ----------   ---------

Year ended January 31, 1998:
  Allowance for doubtful accounts....    $ 7,464   $     -    $ 1,275    $3,209 (A)    $ 5,530
  Reserve for returns and allowances.     39,886         -      5,551         -         45,437
                                         -------   -------    -------    ------        -------
                                         $47,350   $     -    $ 6,826    $3,209        $50,967
                                         =======   =======    =======    ======        =======

Year ended February 1, 1997:
  Allowance for doubtful accounts....    $ 9,233   $     -    $ 1,830    $3,599 (A)    $ 7,464
  Reserve for returns and allowances.     33,519         -      6,367         -         39,886
                                         -------   -------    -------    ------        -------
                                         $42,752   $     -    $ 8,197    $3,599        $47,350
                                         =======   =======    =======    ======        =======

Year ended February 3, 1996:
  Allowance for doubtful accounts....    $ 1,285   $ 6,725    $ 3,238    $2,015 (A)    $ 9,233
  Reserve for returns and allowances.     12,178     7,538     13,803         -         33,519
                                         -------   -------    -------    ------        -------
                                         $13,463   $14,263    $17,041    $2,015        $42,752
                                         =======   =======    =======    ======        =======


(A) Represents accounts written off, net of recoveries.


