Form 10-Q
period 1998-05-02
NINE WEST GROUP INC /DE
filed 1998-06-16
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the thirteen weeks ended May 2, 1998
                           Commission File No. 1-11161

                               Nine West Group Inc.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                    06-1093855
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                   Identification Number)

             Nine West Plaza
          1129 Westchester Avenue
          White Plains, New York                               10604
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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on May 2, 1998: 35,927,998.







                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income - Thirteen weeks
          ended May 2, 1998 and May 3, 1997                                 3

          Condensed Consolidated Balance Sheets - May 2, 1998 and
          January 31, 1998                                                  4

          Condensed Consolidated Statements of Cash Flows - Thirteen
          weeks ended May 2, 1998 and May 3, 1997                           5

          Notes to Condensed Consolidated Financial Statements              6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9

Item 3   Quantitative and Qualitative Disclosures About Market Risk        12


                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 13

Item 2   Changes in Securities and Use of Proceeds                         13

Item 6   Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 15





                       NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                  (Unaudited)

                                                           Thirteen Weeks Ended
                                                        -----------------------
                                                             May 2        May 3
                                                              1998         1997
                                                        ----------   ----------
Net revenues..........................................  $  448,282   $  406,083
Cost of goods sold....................................     257,222      224,242
                                                        ----------   ----------
  Gross profit........................................     191,060      181,841
Selling, general and administrative expenses..........     161,799      138,404
Amortization of acquisition goodwill and
 other intangibles....................................       2,522        2,334
                                                        ----------   ----------
  Operating income....................................      26,739       41,103
Interest expense......................................      14,799       12,311
                                                        ----------   ----------
  Income before income taxes..........................      11,940       28,792
Income tax expense....................................       4,657       11,301
                                                        ----------   ----------
  Net Income..........................................  $    7,283   $   17,491
                                                        ==========   ==========
Weighted average common shares and common
 share equivalents used in earnings per
 share calculation:
  Basic...............................................      35,916       35,806
                                                        ==========   ==========
  Diluted.............................................      35,962       39,621
                                                        ==========   ==========

Earnings per share:
  Basic...............................................  $     0.20   $     0.49
                                                        ==========   ==========
  Diluted.............................................  $     0.20   $     0.48
                                                        ==========   ==========


     The accompanying Notes are an integral part of the Condensed Consolidated
                               Financial Statements











                    NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)


                                                        (Unaudited)
                                                             May 2   January 31
                                                              1998         1998
                                                        ----------   ----------
ASSETS
Current Assets:
  Cash................................................  $   22,515   $   23,674
  Accounts receivable.................................      13,921       40,715
  Securitized interest in accounts receivable.........     101,170       91,208
  Inventories.........................................     550,849      543,503
  Prepaid expenses and other current assets...........      73,820      100,031
                                                        ----------   ----------
    Total current assets..............................     762,275      799,131
Property and equipment - net..........................     171,219      172,795
Goodwill - net........................................     234,363      231,130
Trademarks and trade names - net......................     140,856      139,750
Other assets..........................................      41,565       48,733
                                                        ----------   ----------
      Total assets....................................  $1,350,278   $1,391,539
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable....................................  $   83,571   $  100,075
  Accrued expenses and other current liabilities......      82,805      105,444
  Current portion of long-term debt...................       4,732        4,235
                                                        ----------   ----------
    Total current liabilities.........................     171,108      209,754
Long-term debt........................................     663,415      687,263
Other non-current liabilities.........................      68,530       55,674
                                                        ----------   ----------
      Total liabilities...............................     903,053      952,691
                                                        ----------   ----------
Stockholders' Equity:
  Preferred stock ($0.01 par value, 25,000,000
   shares authorized; none issued and outstanding)....           -            -
  Common stock ($0.01 par value, 100,000,000 shares
   authorized; 35,927,998 and 35,818,831 shares
   issued and outstanding, respectively)..............         359          358
  Additional paid-in capital..........................     143,886      143,278
  Retained earnings...................................     305,201      297,918
  Cumulative currency translation adjustment..........      (2,221)      (2,706)
                                                        ----------   ----------
    Total stockholders' equity........................     447,225      438,848
                                                        ----------   ----------
        Total liabilities and stockholders' equity....  $1,350,278   $1,391,539
                                                        ==========   ==========

   The accompanying Notes are an integral part of the Condensed Consolidated
                           Financial Statements



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           Thirteen Weeks Ended
                                                        -----------------------
                                                             May 2        May 3
                                                              1998         1997
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................  $    7,283   $   17,491
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization......................      12,110        9,114
   Deferred income taxes and other....................       8,600          761
   Changes in assets and liabilities:
      Accounts receivable including securitized
         interest in accounts receivable..............      18,082       (5,537)
      Inventory.......................................      (4,502)      (6,919)
      Prepaid expenses and other assets...............      11,052        6,463
      Accounts payable................................     (16,504)     (16,114)
      Accrued expenses and other current liabilities..     (14,525)      (9,988)
                                                        ----------   ----------
Net cash provided (used) by operating activities......      21,596       (4,729)
                                                        ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................      (7,361)      (7,498)
Proceeds from sale of property and equipment..........      16,351            -
Acquisition of business - net of cash acquired........      (9,025)           -
Other assets..........................................         (53)        (185)
                                                        ----------   ----------
Net cash used by investing activities.................         (88)      (7,683)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under financing agreements     (23,761)      20,000
Repayments of long-term debt..........................           -       (5,000)
Net proceeds from issuance of stock and other.........       1,094        1,517
                                                        ----------   ----------
Net cash (used) provided by financing activities......     (22,667)      16,517
                                                        ----------   ----------
NET (DECREASE) INCREASE IN CASH.......................      (1,159)       4,105
CASH, BEGINNING OF PERIOD.............................      23,674       25,176
                                                        ----------   ----------
CASH, END OF PERIOD...................................  $   22,515   $   29,281
                                                        ==========   ==========


   The accompanying Notes are an integral part of the Condensed Consolidated
                                Financial Statements



                     NINE WEST GROUP INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the 13 weeks ended May 2, 1998 are not necessarily indicative of the results to be expected for the 52 weeks ending January 30, 1999 ("1998").

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of the Company for the 52 weeks ended January 31, 1998 ("1997").

2.   BUSINESS RESTRUCTURING CHARGE

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by a reversal of a $2.3 million excess of the restructuring and integration cost accrual associated with the acquisition of the Footwear Division of The United States Shoe Corporation (the "Acquisition"), resulting in a net pretax charge to earnings of $19.0 million (the "Restructuring Charge"), for costs associated with: (1) the restructuring of North American manufacturing facilities which contemplated the closure of three domestic manufacturing facilities and discontinuation or reconfiguration of certain operations at two other domestic manufacturing facilities; (2) the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York (the "Relocation"); and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores. The major components of the Restructuring Charge were: (1) write-down of assets of $13.8 million; (2) lease and other contract terminations of $4.9 million; and (3) plant closing costs of $2.6 million. Cash outlays related to the Restructuring Charge are estimated to be $7.5 million and are to be paid over a three-year period ending in fiscal 1999.

     During 1997, the Company substantially completed the domestic manufacturing facility closures and reconfigurations, the Relocation and the 9 & Co. store closures. As of May 2, 1998, the charges recorded against the Restructuring Charge accrual included $13.8 million in asset write-downs, $2.2 million in lease and contract termination costs and $2.1 million in plant closing costs.
As of May 2, 1998, total cash outlays recorded against the Restructuring Charge accrual were $4.3 million, of which $0.5 million was paid and charged during the first 13 weeks of 1998. The remaining balance of the Restructuring Charge accrual of $3.2 million is recorded in the balance sheet within the caption "Accrued expenses and other current liabilities" and consists primarily of cash outlays related to lease and contract termination costs.

     The initiatives outlined in the Restructuring Charge affected the employment of approximately 1,135 employees. Of these employees, 1,025 held manufacturing positions and represented approximately 50% of the Company's domestic manufacturing workforce, and 110 were corporate employees affected by the Relocation. Total severance and termination benefit costs associated with these initiatives are $9.6 million, which relate to benefits provided by the Company's severance plans. During 1997, the Company terminated substantially all of the affected employees. As of May 2, 1998, $6.6 million ($1.5 million and $2.0 million during the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively) of severance and termination benefit payments were paid and charged against the severance plan liability. The remaining severance and termination benefit payments will be substantially completed during 1998.

3.   EARNINGS PER SHARE

     Following is a reconciliation of the earnings and shares used in the basic and diluted per share computations for net income (in thousands):

                                                       Thirteen weeks ended
                                                       --------------------
                                                        May 2         May 3
                                                         1998          1997
                                                         ----          ----
Earnings:
  Net income (numerator for basic calculation).       $ 7,283       $17,491
  Effect of convertible notes..................             -         1,669
                                                      -------       -------
  Numerator for diluted calculation............       $ 7,283       $19,160
                                                      =======       =======
Shares:
  Weighted average common shares outstanding
   (denominator for basic calculation).........        35,916        35,806
  Effect of stock options......................            46           759
  Effect of convertible notes..................             -         3,056
                                                      -------       -------
  Denominator for diluted calculation..........        35,962        39,621
                                                      =======       =======
Earnings per share:
  Basic .......................................       $  0.20       $  0.49
                                                      =======       =======
  Diluted .....................................       $  0.20       $  0.48
                                                      =======       =======
     The impact of the convertible notes was excluded from the diluted earnings per share calculation for the first quarter of 1998 as its effect on the reported per share amount was anti-dilutive.

     For the first quarters of 1998 and 1997, certain outstanding stock options were not included in the computation of diluted earnings per share, because the respective exercise prices were greater than the average market price of the Common Stock. For the first quarters of 1998 and 1997, the number of stock options whose impact was not included in the diluted computation was 4.3 million and 1.1 million, respectively. These options were outstanding at the end of each of the respective periods.

4.   COMPREHENSIVE INCOME

     Effective with the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners. SFAS No. 130 requires the disclosure of comprehensive income and its components.

     Comprehensive income, net of taxes, is comprised of (in thousands):

                                                       Thirteen weeks ended
                                                       --------------------
                                                        May 2         May 3
                                                         1998          1997
                                                       ------       -------
     Net income...................................     $7,283       $17,491
     Currency translation adjustment..............        485          (109)
                                                       ------       -------
          Comprehensive income....................     $7,768       $17,382
                                                       ======       =======
5.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 57% and 60% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of May 2, 1998 and January 31, 1998, respectively; the remainder was determined by using the weighted average cost method.

     Inventory is comprised of (in thousands):

                                                        May 2    January 31
                                                         1998          1998
                                                     --------    ----------
     Raw materials................................   $ 18,523      $ 19,672
     Work in process..............................      2,564         1,987
     Finished goods...............................    529,762       521,844
                                                     --------      --------
          Total inventory.........................   $550,849      $543,503
                                                     ========      ========
6.   LONG-TERM DEBT

     The Company is permitted to borrow up to $600 million under its revolving credit facility, of which up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. As of May 2, 1998, $150.0 million of borrowings and $32.8 million of letters of credit were outstanding on a revolving basis and $417.2 million was available for future borrowing.

7.   CASH FLOWS

     The Company received income tax refunds of $0.2 million during the 13 weeks ended May 2, 1998. Cash paid for income taxes was $0.4 million for the 13 weeks ended May 3, 1997. Cash paid for interest was $21.9 million and $10.2 million for the 13 weeks ended May 2, 1998 and May 3, 1997, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included in Item 1 of this report.

RESULTS OF OPERATIONS

     NET INCOME. Net income for the first quarter of 1998 was $7.3 million, or $0.20 per diluted share, a 58.4% decrease from net income of $17.5 million, or $0.48 per diluted share, for the first quarter of 1997.

     The Company anticipates that net revenues and operating margins for 1998 will continue to be negatively impacted by the factors which adversely affected the Company's net revenues and operating margins during the first quarter of 1998, including weakness in the domestic and international retail footwear markets. In addition, the Company anticipates that its operating margins for 1998 will continue to be negatively impacted by the shift in the sales mix towards retail operations which provide higher gross profit margins but also carry higher selling, general and administrative expense ("SG&A") margins than wholesale operations. See "--Net Revenues," "--Gross Profit" and "--Selling, General and Administrative Expenses."

     NET REVENUES. Net revenues were $448.3 million in the first quarter of 1998 compared to $406.1 million in the first quarter of 1997, an increase of $42.2 million, or 10.4%, due primarily to new store openings. Domestic wholesale net revenues decreased by $7.7 million, or 3.4%, due primarily to heavy promotional pricing activity resulting from the continued weakness in the domestic retail footwear market. Net revenues from domestic retail operations increased $11.2 million, or 7.0%, due primarily to increased volume from 116 retail locations opened (net of closings) since the comparable prior year period ($17.0 million). Domestic comparable store sales decreased by $5.8 million, or 3.8%, due to weakness in the domestic retail footwear market. International net revenues increased $38.7 million, or 164.1%, due primarily to increased volume from 287 retail locations opened or acquired (net of closings) since the comparable prior year period ($39.2 million). International comparable store sales decreased by 5.7% due to weakness in the international retail footwear market. During the first quarter of 1998, wholesale operations accounted for 51% of the Company's consolidated net revenues, while retail operations accounted for the remaining 49%, and net revenues from the Company's international segment, which are included in the wholesale and retail percentages noted above, accounted for 14% of the Company's consolidated net revenues.

     GROSS PROFIT. Gross profit was $191.1 million in the first quarter of 1998 compared to $181.8 million in the first quarter of 1997, an increase of $9.3 million, or 5.1%. Gross profit as a percentage of net revenues was 42.6% for the first quarter of 1998, compared to 44.8% for the comparable prior year period. The decrease in gross profit as a percentage of net revenues is due primarily to heavy promotional pricing activity in the Company's domestic wholesale and retail businesses resulting from the continued weakness in the domestic retail footwear market. This decrease was offset somewhat by a greater percentage of the Company's net revenues being derived from its retail operations, which produce greater gross profit margins than the Company's wholesale operations, including substantial growth in the Company's international business, which is primarily retail.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. SG&A expenses were $161.8 million in the first quarter of 1998, compared to $138.4 million in the first quarter of 1997, an increase of $23.4 million, or 16.9%. SG&A expense expressed as a percentage of net revenues was 36.1% for the first quarter of 1998, up from 34.1% for the comparable prior year period. The increase in SG&A expenses as a percentage of net revenues for the first quarter of 1998 is due primarily to a shift in the sales mix in both the Company's domestic and international segments towards retail operations, which carry higher SG&A margins than wholesale operations.

     INTEREST EXPENSE. Interest expense was $14.8 million in the first quarter of 1998, compared to $12.3 million in the first quarter of 1997, an increase of
$2.5 million, or 20.2%.   This increase relates to the increase in capital
required to finance the expansion of the Company's domestic and international businesses, including acquisitions and the opening of additional retail locations, and to higher interest rates during the first quarter of 1998 compared to the first quarter of 1997. Weighted average debt outstanding was approximately $705 million and $650 million during the first quarters of 1998 and 1997, respectively. Weighted average interest rates were 7.2% and 6.2% during the first quarters of 1998 and 1997, respectively. The increase in the weighted average interest rate in 1998 is attributable primarily to the refinancing of the Company's debt during the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's revolving credit facility to finance its operations and expansion. Cash provided by operating activities was $21.6 million for the first 13 weeks of 1998, compared to cash used by operating activities of $4.7 million for the first 13 weeks of 1997. This $26.3 million increase is due primarily to a $23.6 million increase in cash provided by accounts receivable, including securitized interest in accounts receivable, resulting primarily from higher aggregate advances under the Company's accounts receivable securitization program. Working capital was $591.2 million at May 2, 1998, compared to $589.4 million at January 31, 1998. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     In the fourth quarter of 1996, the Company recorded the Restructuring Charge of $21.3 million, offset by a reversal of a $2.3 million excess of the restructuring and integration cost accrual associated with the Acquisition, resulting in a net pretax charge to earnings of $19.0 million. Cash outlays related to the Restructuring Charge are estimated to be $7.5 million and are to be paid over a three-year period ending in fiscal 1999. As of May 2, 1998, total cash outlays recorded against the Restructuring Charge accrual were $4.3 million, of which $0.5 million was paid and charged during the first 13 weeks of 1998. Total severance and termination benefit costs associated with the Restructuring Charge are $9.6 million, which relate to benefits provided by the Company's existing severance plans. As of May 2, 1998, $6.6 million ($1.5 million and $2.0 million during the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively) of severance and termination benefits were paid and charged against the severance plan liability. The remaining severance and termination benefit payments will be substantially completed during 1998.

     The Company is permitted to borrow up to $600 million under its revolving credit facility, of which up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. As of May 2, 1998, $150.0 million of borrowings and $32.8 million of letters of credit were outstanding on a revolving basis and $417.2 million was available for future borrowing.

     Cash used for investing activities during the first 13 weeks of 1998 includes $9.0 million for the purchase of Cable & Co. (UK) Limited, a United Kingdom-based footwear and accessories company, involving 25 retail locations situated primarily in the United Kingdom. Proceeds from the sale of property and equipment includes $16.4 million for the sale of certain office and warehouse facilities located in Cincinnati, Ohio, which the Company had acquired in connection with the Acquisition. Capital expenditures totaled $7.4 million and $7.5 million in the first 13 weeks of 1998 and 1997, respectively, and related primarily to the Company's retail location expansion and remodeling programs ($4.0 million and $3.6 million for the first 13 weeks of 1998 and 1997, respectively). The Company estimates that total capital expenditures for 1998 will be approximately $55.0 million. The actual amount of the Company's capital expenditures depends, in part, on the number of new retail locations opened, the number of retail locations remodeled and the amount of any construction allowances the Company may receive from the landlords of its new retail locations. The Company's ongoing evaluation of its retail operations has led to a decision to grow its retail network at a slower pace by applying rigorous standards to all retail location opening and closing decisions. The opening and success of new retail locations will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of May 2, 1998, the Company had commitments for approximately $13.0 million of capital expenditures, related to commitments to open approximately 60 international retail locations during the remainder of 1998, and 56 domestic retail locations, of which approximately 38 are intended to be opened during the remainder of 1998.

     The Company expects that its current cash balances, cash provided by operations and borrowings under the revolving credit facility will continue to provide the capital flexibility necessary to fund future opportunities and expansion as well as to meet existing obligations. The Company continuously evaluates potential acquisitions of businesses which complement its existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions and the market value of the Company's common stock, the Company may determine to finance any such transaction with its existing sources of liquidity, or may pursue financing through one or more public or private offerings of the Company's securities, or both.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 1, 1997, the Company learned that on April 10, 1997, the Securities and Exchange Commission ("SEC") entered a formal order of investigation of the Company. Based on conversations with the staff of the SEC dating back to the Fall of 1996, when an informal investigation was commenced, the Company believes that this investigation is primarily focused on the revenue recognition policies and practices of certain of the Company's divisions that were acquired from The United States Shoe Corporation in 1995. On October 29, 1997, the Company received a subpoena issued by the SEC in connection with its investigation requesting the Company to produce certain documents relating to the purchase by the Company of products manufactured in Brazil from 1994 to date, including documents concerning the prices paid for such products and the customs duties paid in connection with their importation into the United States. The Company has been cooperating fully with the staff of the SEC and intends to continue its cooperation. Based on the information presently available to it, the Company does not anticipate that the investigation of its revenue recognition policies and practices will have a material adverse financial effect on the Company. The Company believes that no issues exist in respect of its customs policies and practices. Therefore, based on the limited information presently available to it concerning this aspect of the investigation, the Company does not anticipate that it will have a material adverse financial effect on the Company, although no assurances can be given as to its ultimate impact on the Company.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 17, 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right (each, a "Right") for each outstanding share of the Company's common stock. The dividend was payable on March 4, 1998, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (the "Preferred Stock"), par value $.01 per share, of the Company at a price of $120 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of February 17, 1998, between the Company and The Bank of New York, as rights agent (the "Rights Agreement").


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibit
          Number   Exhibit
          ------   -------
            27     Financial Data Schedule, filed herewith.

     (b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated February 17, 1998, for the purpose of reporting under Item 5 thereof the declaration on such date of a dividend of one preferred share purchase right for each outstanding share of Company common stock, the description and terms of which are set forth in the Rights Agreement attached thereto as Exhibit 4.1.

     The Company filed a Current Report on Form 8-K dated April 15, 1998, for the purpose of reporting the issuance of a press release announcing that it had been informed by the United States Customs Service that the investigation which the Company was advised of on October 29, 1997 relating to the Company's importation of Brazilian footwear from 1995 to such date had been terminated with no action taken against the Company. A copy of the press release was filed therewith as Exhibit 20.1.


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





Date: June 15, 1998