Form 10-Q
period 1998-08-01
NINE WEST GROUP INC /DE
filed 1998-09-15
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the thirteen weeks ended August 1, 1998
                          Commission File No. 1-11161

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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on August 1, 1998: 35,937,998.










                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income - 13 and 26
          weeks ended August 1, 1998 and August 2, 1997                     3

          Condensed Consolidated Balance Sheets - August 1, 1998 and
          January 31, 1998                                                  4

          Condensed Consolidated Statements of Cash Flows - 26 weeks
          ended August 1, 1998 and August 2, 1997                           5

          Notes to Condensed Consolidated Financial Statements              6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        15

Item 3   Quantitative and Qualitative Disclosures About Market Risk        19


                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 20

Item 4   Submission of Matters to a Vote of Security Holders               20

Item 6   Exhibits and Reports on Form 8-K                                  21

Signatures                                                                 22










                       NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                  (Unaudited)

                                        13 Weeks Ended         26 Weeks Ended
                                      ------------------     ------------------
                                      August 1  August 2     August 1  August 2
                                          1998      1997         1998      1997
                                      --------  --------     --------  --------
Net revenues......................... $527,958  $495,684     $976,240  $901,767
Cost of goods sold...................  313,582   289,045      570,804   513,287
                                      --------  --------     --------  --------
  Gross profit.......................  214,376   206,639      405,436   388,480
Selling, general and
 administrative expenses.............  162,802   144,018      324,601   282,422
Amortization of acquisition goodwill
 and other intangibles...............    2,826     2,418        5,348     4,752
                                      --------  --------     --------  --------
  Operating income...................   48,748    60,203       75,487   101,306
Interest expense.....................   13,280    12,589       28,079    24,900
                                      --------  --------     --------  --------
  Income before income taxes.........   35,468    47,614       47,408    76,406
Income tax expense...................   13,831    18,688       18,488    29,989
                                      --------  --------     --------  --------
  Net income......................... $ 21,637  $ 28,926     $ 28,920  $ 46,417
                                      ========  ========     ========  ========
Weighted average common shares and
 common share equivalents used in
 earnings per share calculation:
  Basic..............................   35,938    35,825       35,927    35,816
                                      ========  ========     ========  ========
  Diluted............................   39,050    39,423       35,978    39,555
                                      ========  ========     ========  ========
Earnings per share:
  Basic.............................. $   0.60  $   0.81     $   0.80  $   1.30
                                      ========  ========     ========  ========
  Diluted............................ $   0.60  $   0.78     $   0.80  $   1.26
                                      ========  ========     ========  ========



     The accompanying Notes are an integral part of the Condensed Consolidated
                               Financial Statements










                       NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)


                                                        (Unaudited)
                                                          August 1   January 31
                                                              1998         1998
                                                        ----------   ----------
ASSETS
Current Assets:
  Cash................................................  $   27,522   $   23,674
  Accounts receivable.................................      12,961       40,715
  Securitized interest in accounts receivable.........     111,670       91,208
  Inventories.........................................     516,930      543,503
  Prepaid expenses and other current assets...........      61,049      100,031
                                                        ----------   ----------
    Total current assets..............................     730,132      799,131
Property and equipment - net..........................     171,760      172,795
Goodwill - net........................................     232,949      231,130
Trademarks and trade names - net......................     139,637      139,750
Other assets..........................................      45,763       48,733
                                                        ----------   ----------
      Total assets....................................  $1,320,241   $1,391,539
                                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable....................................  $  109,160   $  100,075
  Accrued expenses and other current liabilities......      97,698      105,444
  Current portion of long-term debt...................       3,433        4,235
                                                        ----------   ----------
    Total current liabilities.........................     210,291      209,754
Long-term debt........................................     576,892      687,263
Other non-current liabilities.........................      66,784       55,674
                                                        ----------   ----------
      Total liabilities...............................     853,967      952,691
                                                        ----------   ----------
Stockholders' Equity:
  Preferred stock ($0.01 par value, 25,000,000
   shares authorized; none issued and outstanding)....           -            -
  Common stock ($0.01 par value, 100,000,000 shares
   authorized; 35,937,998 and 35,818,831 shares
   issued and outstanding, respectively)..............         359          358
  Additional paid-in capital..........................     143,989      143,278
  Retained earnings...................................     326,838      297,918
  Cumulative currency translation adjustment..........      (4,912)      (2,706)
                                                        ----------   ----------
    Total stockholders' equity........................     466,274      438,848
                                                        ----------   ----------
        Total liabilities and stockholders' equity....  $1,320,241   $1,391,539
                                                        ==========   ==========



 The accompanying Notes are an integral part of the Condensed Consolidated
                           Financial Statements










                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           26 Weeks Ended
                                                       ---------------------
                                                       August 1     August 2
                                                           1998         1997
                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................ $ 28,920     $ 46,417
Adjustments to reconcile net income to net cash
 used by operating activities:
   Depreciation and amortization......................   24,301       18,731
   Deferred income taxes and other....................    1,046        3,180
   Changes in assets and liabilities:
      Accounts receivable including securitized
       interest in accounts receivable................    8,570      (58,723)
      Inventories.....................................   29,417      (18,128)
      Prepaid expenses and other assets...............   29,102       (8,082)
      Accounts payable................................    9,085        8,273
      Accrued expenses and other liabilities..........   (1,551)     (22,329)
                                                       --------     --------
Net cash provided (used) by operating activities......  128,890      (30,661)
                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................  (17,465)     (23,506)
Proceeds from sale of property and equipment..........   16,351            -
Acquisition of business - net of cash acquired........   (9,049)     (13,871)
Other investing activities............................   (1,394)        (977)
                                                       --------     --------
Net cash used by investing activities.................  (11,557)     (38,354)
                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under financing agreements (108,502)      73,306
Net proceeds from issuance of long-term debt..........        -      317,546
Repayments of long-term debt..........................   (3,489)    (322,000)
Net proceeds from issuance of stock and other.........   (1,494)       1,845
                                                       --------     --------
Net cash (used) provided by financing activities...... (113,485)      70,697
                                                       --------     --------
NET INCREASE IN CASH..................................    3,848        1,682
CASH, BEGINNING OF PERIOD.............................   23,674       25,176
                                                       --------     --------
CASH, END OF PERIOD................................... $ 27,522     $ 26,858
                                                       ========     ========



     The accompanying Notes are an integral part of the Condensed Consolidated
                                Financial Statements










                 NINE WEST GROUP INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the 26 weeks ended August 1, 1998 are not necessarily indicative of the results to be expected for the 52 weeks ending January 30, 1999 ("1998").

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the 52 weeks ended January 31, 1998 ("1997") and Quarterly Report on Form 10-Q for the 13 weeks ended May 2, 1998.

2.   EARNINGS PER SHARE

     Following is a reconciliation of the earnings and shares used in the basic and diluted per share computations for net income (in thousands):

                                        13 Weeks Ended          26 Weeks Ended
                                      ------------------      ------------------
                                      August 1  August 2      August 1  August 2
                                          1998      1997          1998      1997
                                      --------  --------      --------  --------
Earnings:
  Net income (numerator for basic
   calculation).....................  $ 21,637  $ 28,926      $ 28,920  $ 46,417
  Effect of convertible notes.......     1,679     1,670             -     3,339
                                      --------  --------      --------  --------
  Numerator for diluted calculation.  $ 23,316  $ 30,596      $ 28,920  $ 49,756
                                      ========  ========      ========  ========
Shares:
  Weighted average common shares
   outstanding (denominator for
   basic calculation)...............    35,938    35,825        35,927    35,816
  Effect of stock options...........        56       542            51       683
  Effect of convertible notes.......     3,056     3,056             -     3,056
                                      --------  --------      --------  --------
  Denominator for diluted
   calculation......................    39,050    39,423        35,978    39,555
                                      ========  ========      ========  ========
Earnings per share:
  Basic ............................  $   0.60  $   0.81      $   0.80  $   1.30
                                      ========  ========      ========  ========
  Diluted ..........................  $   0.60  $   0.78      $   0.80  $   1.26
                                      ========  ========      ========  ========

     The impact of the convertible notes was excluded from the diluted earnings per share calculation for the 26 weeks ended August 1, 1998 as its effect on the reported per share amount was anti-dilutive.

     For the 13 and 26 weeks ended August 1, 1998 and August 2, 1997, certain outstanding stock options were not included in the computation of diluted earnings per share, because the respective exercise prices were greater than the average market price of the Common Stock. For the 13 weeks ended August 1, 1998 and August 2, 1997, the number of stock options whose impact was not included in the diluted computation was 4.5 million and 1.3 million, respectively. For the 26 weeks ended August 1, 1998 and August 2, 1997, the number of stock options whose impact was not included in the diluted computation was 4.5 million and 1.2 million, respectively. These options were outstanding at the end of each of the respective periods.

3.   COMPREHENSIVE INCOME

     Effective with the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners. SFAS No. 130 requires the disclosure of comprehensive income and its components.

     Comprehensive income, net of taxes, is comprised of (in thousands):

                                        13 Weeks Ended         26 Weeks Ended
                                      ------------------     ------------------
                                      August 1  August 2     August 1  August 2
                                          1998      1997         1998      1997
                                      --------  --------     --------  --------
     Net income...................... $ 21,637  $ 28,926     $ 28,920  $ 46,417
     Currency translation adjustment.   (2,691)      222       (2,206)      113
                                      --------  --------     --------  --------
          Comprehensive income....... $ 18,946  $ 29,148     $ 26,714  $ 46,530
                                      ========  ========     ========  ========

4.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 59% and 60% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of August 1, 1998 and January 31, 1998, respectively; the remainder was determined by using the weighted average cost method.

     Inventory is comprised of (in thousands):
                                                     August 1    January 31
                                                         1998          1998
                                                     --------    ----------
     Raw materials................................   $ 19,403      $ 19,672
     Work in process..............................      1,804         1,987
     Finished goods...............................    495,723       521,844
                                                     --------      --------
          Total inventory.........................   $516,930      $543,503
                                                     ========      ========

5.   LONG-TERM DEBT

     The Company is permitted to borrow up to $600 million under its revolving credit facility, of which up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. As of August 1, 1998, $67.0 million of borrowings and $32.3 million of letters of credit were outstanding on a revolving basis and $500.7 million was available for future borrowing.

6.   CASH FLOWS

     Cash paid for income taxes was $0.4 million and $13.7 million for the 26 weeks ended August 1, 1998 and August 2, 1997, respectively. Cash paid for interest was $31.6 million and $23.2 million for the 26 weeks ended August 1, 1998 and August 2, 1997, respectively.

7.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Certain of the Company's debt is fully and unconditionally guaranteed on a joint and several basis by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of August 1, 1998 and January 31, 1998, and condensed consolidating statements of income and cash flows for the 13 and 26 week periods ended August 1, 1998 and August 2, 1997, respectively, for such guarantor subsidiaries are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on distributions from each of the guarantor subsidiaries to the Company.


                                CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                        13 WEEKS ENDED AUGUST 1, 1998
                                               (In thousands)

                                          Nine                                  Adjusting
                                          West                                        and
                                         Group    Guarantor  Non-Guarantor    Elimination
                                          Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                      -------- ------------  -------------    -----------  ------------
Net revenues......................... $245,598     $563,477        $92,852      $(373,969)     $527,958
Cost of goods sold...................  135,544      462,525         48,451       (332,938)      313,582
                                      --------     --------        -------      ---------      --------
  Gross profit.......................  110,054      100,952         44,401        (41,031)      214,376
Selling, general and
 administrative expenses.............   98,690       69,768         36,844        (42,500)      162,802
Amortization of acquisition goodwill
 and other intangibles...............      449        1,894            483              -         2,826
                                      --------     --------        -------      ---------      --------
  Operating income...................   10,915       29,290          7,074          1,469        48,748
Interest expense.....................    3,397        7,905          2,011            (33)       13,280
Equity in net earnings of
 subsidiaries........................   16,596            -              -        (16,596)            -
                                      --------     --------        -------      ---------      --------
  Income before income taxes.........   24,114       21,385          5,063        (15,094)       35,468
Income tax expense...................    2,477       10,723            631              -        13,831
                                      --------     --------        -------      ---------      --------
  Net income......................... $ 21,637     $ 10,662        $ 4,432      $ (15,094)     $ 21,637
                                      ========     ========        =======      =========      ========




                                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                         13 WEEKS ENDED AUGUST 2, 1997
                                                (In thousands)

                                          Nine                                  Adjusting
                                          West                                        and
                                         Group    Guarantor  Non-Guarantor    Elimination
                                          Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                      -------- ------------  -------------    -----------  ------------
Net revenues......................... $227,847     $594,718        $59,499      $(386,380)     $495,684
Cost of goods sold...................  115,871      484,375         34,268       (345,469)      289,045
                                      --------     --------        -------      ---------      --------
  Gross profit.......................  111,976      110,343         25,231        (40,911)      206,639
Selling, general and
 administrative expenses.............   95,956       68,220         19,851        (40,009)      144,018
Amortization of acquisition goodwill
 and other intangibles...............    1,390          930             98              -         2,418
                                      --------     --------        -------      ---------      --------
  Operating income...................   14,630       41,193          5,282           (902)       60,203
Interest expense.....................    2,884        7,942          1,722             41        12,589
Equity in net earnings of
 subsidiaries........................   21,333            -              -        (21,333)            -
                                      --------     --------        -------      ---------      --------
  Income before income taxes.........   33,079       33,251          3,560        (22,276)       47,614
Income tax expense...................    4,153       14,236            299              -        18,688
                                      --------     --------        -------      ---------      --------
  Net income......................... $ 28,926     $ 19,015        $ 3,261      $ (22,276)     $ 28,926
                                      ========     ========        =======      =========      ========










                                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                        26 WEEKS ENDED AUGUST 1, 1998
                                                 (In thousands)

                                          Nine                                  Adjusting
                                          West                                        and
                                         Group    Guarantor  Non-Guarantor    Elimination
                                          Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                      -------- ------------  -------------    -----------  ------------
Net revenues......................... $454,728   $1,212,999       $170,515      $(862,002)     $976,240
Cost of goods sold...................  244,205    1,022,272         87,943       (783,616)      570,804
                                      --------   ----------       --------      ---------      --------
  Gross profit.......................  210,523      190,727         82,572        (78,386)      405,436
Selling, general and
 administrative expenses.............  199,958      137,707         67,891        (80,955)      324,601
Amortization of acquisition goodwill
 and other intangibles...............    1,858        2,823            667              -         5,348
                                      --------   ----------       --------      ---------      --------
  Operating income...................    8,707       50,197         14,014          2,569        75,487
Interest expense.....................    7,183       16,664          4,232              -        28,079
Equity in net earnings of
 subsidiaries........................   28,431            -              -        (28,431)            -
                                      --------   ----------       --------      ---------      --------
  Income before income taxes.........   29,955       33,533          9,782        (25,862)       47,408
Income tax expense...................    1,035       15,774          1,679              -        18,488
                                      --------   ----------       --------      ---------      --------
  Net income......................... $ 28,920   $   17,759       $  8,103      $ (25,862)     $ 28,920
                                      ========   ==========       ========      =========      ========









                                 CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                        26 WEEKS ENDED AUGUST 2, 1997
                                              (In thousands)

                                          Nine                                   Adjusting
                                          West                                         and
                                         Group     Guarantor  Non-Guarantor    Elimination
                                          Inc.  Subsidiaries   Subsidiaries        Entries  Consolidated
                                      --------  ------------  -------------    -----------  ------------
Net revenues......................... $413,474    $1,124,797        $97,099      $(733,603)     $901,767
Cost of goods sold...................  206,411       904,490         57,012       (654,626)      513,287
                                      --------    ----------        -------      ---------      --------
  Gross profit.......................  207,063       220,307         40,087        (78,977)      388,480
Selling, general and
 administrative expenses.............  190,959       140,225         29,428        (78,190)      282,422
Amortization of acquisition goodwill
 and other intangibles...............    2,778         1,858            116              -         4,752
                                      --------    ----------        -------      ---------      --------
  Operating income...................   13,326        78,224         10,543           (787)      101,306
Interest expense.....................    5,411        15,676          3,660            153        24,900
Equity in net earnings of
 subsidiaries........................   42,046             -              -        (42,046)            -
                                      --------    ----------        -------      ---------      --------
  Income before income taxes.........   49,961        62,548          6,883        (42,986)       76,406
Income tax expense...................    3,544        25,470            975              -        29,989
                                      --------    ----------        -------      ---------      --------
  Net income......................... $ 46,417    $   37,078        $ 5,908      $ (42,986)     $ 46,417
                                      ========    ==========        =======      =========      ========










                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                    AUGUST 1, 1998
                                                    (In thousands)

                                           Nine                                 Adjusting
                                           West                                       and
                                          Group     Guarantor Non-Guarantor   Elimination
                                           Inc.  Subsidiaries  Subsidiaries       Entries  Consolidated
                                      ---------- ------------ -------------   -----------  ------------
ASSETS
Current Assets:
  Cash............................... $   10,090     $     48      $ 17,384     $       -    $   27,522
  Accounts receivable................     52,702      (63,166)       23,710          (285)       12,961
  Securitized interest in accounts
   receivable........................          -            -       111,670             -       111,670
  Inventories........................    164,912      285,480        73,555        (7,017)      516,930
  Prepaid expenses and other
   current assets....................     27,635       26,405         6,782           227        61,049
  Due (to) from affiliates...........   (158,373)     273,411      (119,700)        4,662             -
                                      ----------     --------      --------     ---------    ----------
    Total current assets.............     96,966      522,178       113,401        (2,413)      730,132
Property and equipment - net.........    124,059       22,448        25,253             -       171,760
Goodwill - net.......................    205,443            -        27,506             -       232,949
Trademarks and trade names - net.....      1,113      136,765         1,759             -       139,637
Other assets.........................     36,251        3,298         6,379          (165)       45,763
Investment in subsidiaries...........    727,030            -             -      (727,030)            -
                                      ----------     --------      --------     ---------    ----------
      Total assets................... $1,190,862     $684,689      $174,298     $(729,608)   $1,320,241
                                      ==========     ========      ========     =========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................... $   20,049     $ 72,565      $ 16,546     $       -    $  109,160
  Accrued expenses and other current
   liabilities.......................     65,631       11,518        20,834          (285)       97,698
  Current portion of long-term debt..          -            -         3,433             -         3,433
                                      ----------     --------      --------     ---------    ----------
    Total current liabilities........     85,680       84,083        40,813          (285)      210,291
Long-term debt.......................    567,225            -         9,667             -       576,892
Other non-current liabilities........     66,790            -           798          (804)       66,784
                                      ----------     --------      --------     ---------    ----------
      Total liabilities..............    719,695       84,083        51,278        (1,089)      853,967
Stockholders' equity.................    471,167      600,606       123,020      (728,519)      466,274
                                      ----------     --------      --------     ---------    ----------
        Total liabilities and
         stockholders' equity........ $1,190,862     $684,689      $174,298     $(729,608)   $1,320,241
                                      ==========     ========      ========     =========    ==========








                                       CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 JANUARY 31, 1998
                                                  (In thousands)

                                          Nine                                   Adjusting
                                          West                                         and
                                         Group     Guarantor  Non-Guarantor    Elimination
                                          Inc.  Subsidiaries   Subsidiaries        Entries  Consolidated
                                    ----------  ------------  -------------    -----------  ------------
ASSETS
Current Assets:
  Cash............................. $   10,526      $     39       $ 13,109      $       -    $   23,674
  Accounts receivable..............     44,723       (18,824)        15,376           (560)       40,715
  Securitized interest in accounts
   receivable......................          -             -         91,208              -        91,208
  Inventories......................    177,515       310,665         63,649         (8,326)      543,503
  Prepaid expenses and other
   current assets..................     43,627        31,984         10,516         13,904       100,031
  Due (to) from affiliates.........    (77,139)      155,217        (82,328)         4,250             -
                                    ----------      --------       --------      ---------     ---------
    Total current assets...........    199,252       479,081        111,530          9,268       799,131
Property and equipment - net.......    123,945        23,701         38,738        (13,589)      172,795
Goodwill - net.....................    207,418             -         23,712              -       231,130
Trademarks and trade names - net...      1,128       138,622              -              -       139,750
Other assets.......................     35,687         1,270         11,963           (187)       48,733
Investment in subsidiaries.........    721,916             -              -       (721,916)            -
                                    ----------      --------       --------      ---------     ---------
      Total assets................. $1,289,346      $642,674       $185,943      $(726,424)   $1,391,539
                                    ----------      --------       --------      ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................. $   38,554      $ 52,723       $  8,798      $       -    $  100,075
  Accrued expenses and other
   current liabilities.............     80,298         7,283         18,423           (560)      105,444
  Current portion of long-term debt          -             -          4,235              -         4,235
                                    ----------      --------       --------      ---------    ----------
    Total current liabilities......    118,852        60,006         31,456           (560)      209,754
Long-term debt.....................    674,267             -         12,996              -       687,263
Other non-current liabilities......     54,713             -            869             92        55,674
                                    ----------      --------       --------      ---------    ----------
      Total liabilities............    847,832        60,006         45,321           (468)      952,691
Stockholders' equity...............    441,514       582,668        140,622       (725,956)      438,848
                                    ----------      --------       --------      ---------    ----------
        Total liabilities and
         stockholders' equity...... $1,289,346      $642,674       $185,943      $(726,424)   $1,391,539
                                    ==========      ========       ========      =========    ==========










                                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                          26 WEEKS ENDED AUGUST 1, 1998
                                                   (In thousands)

                                           Nine                                  Adjusting
                                           West                                        and
                                          Group    Guarantor  Non-Guarantor    Elimination
                                           Inc. Subsidiaries   Subsidiaries        Entries Consolidated
                                      --------- ------------  -------------    ----------- ------------
Net cash provided by operating
 activities.......................... $ 103,895    $     884       $ 24,110       $      1    $ 128,890
                                      ---------    ---------       --------       --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..   (12,190)      (1,144)        (4,131)             -      (17,465)
Proceeds from sale of property and
 equipment...........................    16,351            -              -              -       16,351
Acquisition of business - net of cash
 acquired............................         -            -         (9,049)             -       (9,049)
Other investing activities...........    (1,365)          90           (119)             -       (1,394)
                                      ---------    ---------       --------       --------    ---------
Net cash provided (used) by investing
 activities..........................     2,796       (1,054)       (13,299)             -      (11,557)
                                      ---------    ---------       --------       --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under financing
 agreements..........................  (107,860)           -           (642)             -     (108,502)
Repayments of long-term debt.........         -            -         (3,489)             -       (3,489)
Net proceeds from issuance of stock
 and other...........................       733          179         (2,405)            (1)      (1,494)
                                      ---------    ---------       --------       --------    ---------
Net cash (used) provided by financing
 activities..........................  (107,127)         179         (6,536)            (1)    (113,485)
                                      ---------    ---------       --------       --------    ---------
NET (DECREASE) INCREASE IN CASH......      (436)           9          4,275              -        3,848
CASH, BEGINNING OF PERIOD............    10,526           39         13,109              -       23,674
                                      ---------    ---------       --------       --------    ---------
CASH, END OF PERIOD.................. $  10,090    $      48       $ 17,384       $      -    $  27,522
                                      =========    =========       ========       ========    =========








                           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     26 WEEKS ENDED AUGUST 2, 1997
                                              (In thousands)

                                          Nine                                   Adjusting
                                          West                                         and
                                         Group     Guarantor  Non-Guarantor    Elimination
                                          Inc.  Subsidiaries   Subsidiaries        Entries Consolidated
                                      --------- ------------  -------------    ----------- ------------
Net cash (used) provided by operating
 activities.......................... $ (51,160)    $  2,552       $ 17,966       $    (19)   $ (30,661)
                                      ---------     --------       --------       --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..   (15,073)      (3,990)        (4,443)             -      (23,506)
Acquisition of business - net of cash
 acquired............................         -            -        (13,871)             -      (13,871)
Other investing activities...........    (1,919)       1,446           (533)            29         (977)
                                      ---------     --------       --------       --------    ---------
Net cash (used) provided by investing
 activities..........................   (16,992)      (2,544)       (18,847)            29      (38,354)
                                      ---------     --------       --------       --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under financing
 agreements..........................    70,100            -          3,206              -       73,306
Net proceeds from issuance of
 long-term debt......................   317,546            -              -              -      317,546
Repayments of long-term debt.........  (322,000)           -              -              -     (322,000)
Net proceeds from issuance of stock
 and other...........................     1,733            -            122            (10)       1,845
                                      ---------     --------       --------       --------    ---------
Net cash provided (used) by financing
 activities..........................    67,379            -          3,328            (10)      70,697
                                      ---------     --------       --------       --------    ---------
NET (DECREASE) INCREASE IN CASH......      (773)           8          2,447              -        1,682
CASH, BEGINNING OF PERIOD............    23,505           26          1,645              -       25,176
                                      ---------     --------       --------       --------    ---------
CASH, END OF PERIOD.................. $  22,732     $     34       $  4,092       $      -    $  26,858
                                      =========     ========       ========       ========    =========












ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included in Item 1 of this report.

RESULTS OF OPERATIONS

     NET INCOME. Net income for the second quarter of 1998 was $21.6 million, or $0.60 per diluted share, a 25.2% decrease from net income of $28.9 million, or $0.78 per diluted share, for the second quarter of 1997. Net income for the 26 weeks ended August 1, 1998 was $28.9 million, or $0.80 per diluted share, a 37.7% decrease from net income of $46.4 million, or $1.26 per diluted share, for the 26 weeks ended August 2, 1997.

     The Company anticipates that net revenues and operating margins for 1998 will continue to be negatively impacted by the factors which adversely affected the Company's net revenues and operating margins during the 13 weeks and 26 weeks ended August 1, 1998, principally the continuing weakness in the domestic and international retail footwear markets which resulted in heavy promotional pricing activity in the Company's wholesale and retail business. In addition, the Company anticipates that its operating margins for 1998 will continue to be negatively impacted by the continuing shift in the sales mix towards retail operations which provide higher gross profit margins but also carry higher selling, general and administrative expense ("SG&A") margins than wholesale operations. See "--Net Revenues," "--Gross Profit" and "--Selling, General and Administrative Expenses."

     NET REVENUES. Net revenues were $528.0 million in the second quarter of 1998 compared to $495.7 million in the second quarter of 1997, an increase of $32.3 million, or 6.5%. For the 26 weeks ended August 1, 1998, net revenues were $976.2 million compared to $901.8 million in the comparable prior year period, an increase of $74.5 million, or 8.3%. The increase in net revenues for both the second quarter and 26 weeks ended August 1, 1998 is due primarily to growth in the Company's international business.

     Domestic wholesale net revenues decreased by $2.6 million, or 1.0%, and $10.3 million, or 2.2%, for the 13 weeks and 26 weeks ended August 1, 1998, respectively, due primarily to heavy promotional pricing activity resulting from the weakness in the domestic retail footwear market, offset in part by an increase in the Company's accessories business of $11.9 million, or 91.7%, for the second quarter of 1998, and $20.3 million, or 84.6%, for the 26 weeks ended August 1, 1998.

     Domestic retail net revenues increased $1.2 million, or 0.6%, and $12.3 million, or 3.4%, for the 13 weeks and 26 weeks ended August 1, 1998, due primarily to increased volume from 59 retail locations opened (net of closings) since August 2, 1997 ($16.8 million and $33.8 million for the second quarter and 26 weeks ended August 1, 1998, respectively). Domestic comparable store sales decreased by $15.6 million, or 8.2%, for the second quarter of 1998, and decreased $21.5 million, or 6.2%, for the 26 weeks ended August 1, 1998, due to weakness in the domestic retail footwear market.

     International net revenues increased $33.7 million, or 79.6%, for the second quarter of 1998, and $72.4 million, or 109.8%, for the 26 weeks ended August 1, 1998, due primarily to increased volume from 169 retail locations opened or acquired (net of closings) since August 2, 1997 ($34.7 million and $73.9 million for the 13 weeks and 26 weeks ended August 1, 1998, respectively). International comparable store sales decreased by $1.1 million, or 3.3%, for the second quarter of 1998, and decreased $2.5 million, or 4.3%, for the 26 weeks ended August 1, 1998, due to weakness in the international retail footwear market.

     During the 13 weeks and 26 weeks ended August 1, 1998, retail operations accounted for 52% and 51%, respectively, of the Company's consolidated net revenues, while wholesale operations accounted for the remaining 48% and 49%, respectively. Net revenues from the Company's international segment, which is primarily retail, are included in the wholesale and retail percentages noted above and accounted for 14% of the Company's consolidated net revenues for both the 13 weeks and 26 weeks ended August 1, 1998.

     GROSS PROFIT. Gross profit was $214.4 million in the second quarter of 1998 compared to $206.6 million in the second quarter of 1997, an increase of $7.7 million, or 3.7%. Gross profit for the 26 weeks ended August 1, 1998 was $405.4 million, compared to $388.5 million for the comparable prior year period, an increase of $16.9 million, or 4.4%. Gross profit as a percentage of net revenues was 40.6% and 41.5% for the second quarter and first 26 weeks of 1998, compared to 41.7% and 43.1% for the comparable prior year periods. The decrease in gross profit as a percentage of net revenues is due primarily to the weakness in the domestic retail footwear market which resulted in excess inventory in the domestic retail environment and corresponding heavy promotional pricing activity in the Company's domestic wholesale and retail business. This decrease was offset somewhat by a greater percentage of the Company's net revenues being derived from its retail operations, which produce greater gross profit margins than the Company's wholesale operations, including substantial growth in the Company's international business.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. SG&A expenses were $162.8 million in the second quarter of 1998, compared to $144.0 million in the second quarter of 1997, an increase of $18.8 million, or 13.0%. SG&A expenses were $324.6 million for the 26 weeks ended August 1, 1998, compared to $282.4 million in the comparable prior year period, an increase of $42.2 million, or 14.9%. SG&A expense expressed as a percentage of net revenues was 30.8% and 33.3% for the second quarter and first 26 weeks of 1998, respectively, up from 29.1% and 31.3% for comparable prior year periods. The increase in SG&A expenses as a percentage of net revenues is due primarily to the continuing shift in the sales mix in both the Company's domestic and international segments towards retail operations, which carry higher SG&A margins than wholesale operations, and decreased comparable store sales in the Company's domestic retail business.

     INTEREST EXPENSE. Interest expense was $13.3 million in the second quarter of 1998, compared to $12.6 million in the second quarter of 1997, an increase of $0.7 million, or 5.5%. Interest expense was $28.1 million for the first 26 weeks of 1998, compared to $24.9 million for the comparable prior year period, an increase of $3.2 million, or 12.8%. The increase in interest expense relates primarily to an increase in the Company's weighted average interest rates and, for the first 26 weeks of 1998 is also attributable to the increase in capital required to finance the expansion of the Company's domestic and international businesses, including acquisitions and the opening of additional retail locations. Weighted average debt outstanding was approximately $650 million for the second quarter of 1998, compared to approximately $685 million for the comparable prior year period. For the 26 weeks ended August 1, 1998, weighted average debt outstanding was approximately $680 million, compared to approximately $670 million for the comparable prior year period. Weighted average interest rates were 7.3% and 6.6% for the second quarter of 1998 and 1997, respectively, and 7.3% and 6.4% for the first 26 weeks of 1998 and 1997, respectively. The increase in the weighted average interest rates is attributable primarily to the refinancing of the Company's debt at the end of the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's revolving credit facility to finance its operations and expansion. Cash provided by operating activities was $128.9 million for the first 26 weeks of 1998, compared to cash used by operating activities of $30.7 million for the first 26 weeks of 1997. The increase in cash provided by operating activities is due primarily to enhancements to the Company's accounts receivable securitization program and inventory management improvements which resulted in a significant decrease in the Company's investment in inventory.

     Working capital was $519.8 million at August 1, 1998, compared to $589.4 million at January 31, 1998, a decrease of $69.5 million. The decrease in working capital was primarily due to: (1) a $26.6 million decrease in inventories due primarily to inventory management improvements; and (2) a $39.0 million decrease in prepaid expenses and other current assets. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Cash used for investing activities during the 26 weeks ended August 1, 1998 includes $9.0 million for the purchase of Cable & Co. (UK) Limited, a United Kingdom-based footwear and accessories company, involving 25 retail locations situated primarily in the United Kingdom, and during the comparable prior year period includes $13.9 million for the purchase of The Shoe Studio Group Limited. Proceeds from the sale of property and equipment includes $16.4 million for the sale of certain office and warehouse facilities located in Cincinnati, Ohio, which the Company had acquired in connection with the acquisition of the Footwear Division of The United States Shoe Corporation. Capital expenditures totaled $17.5 million and $23.5 million in the first 26 weeks ended August 1, 1998 and August 2, 1997, respectively, and related primarily to the Company's retail location expansion and remodeling programs ($11.0 million and $14.2 million for the 26 weeks ended August 1, 1998 and August 2, 1997, respectively), and in 1997, include expenditures related to the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York ($3.8 million). The Company estimates that total capital expenditures for 1998 will be approximately $50 million. The actual amount of the Company's capital expenditures depends, in part, on the number of new retail locations opened, the number of retail locations remodeled and the amount of any construction allowances the Company may receive from the landlords of its new retail locations. The Company's ongoing evaluation of its retail operations has led to a decision to grow its retail network at a slower pace by applying rigorous standards to all retail location opening and closing decisions. The opening and success of new retail locations will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of August 1, 1998, the Company had commitments for approximately $9.0 million of capital expenditures, related to commitments to open 46 international retail locations during the remainder of 1998, and 47 domestic retail locations, of which 27 are intended to be opened during the remainder of 1998.

     Cash used for financing activities includes a $108.0 million reduction in borrowings under the Company's revolving credit facility. The decrease in borrowings is primarily attributable to the factors impacting cash provided by operating activities noted above. The Company is permitted to borrow up to $600 million under its revolving credit facility, of which up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. As of August 1, 1998, $67.0 million of borrowings and $32.3 million of letters of credit were outstanding on a revolving basis and $500.7 million was available for future borrowing.

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

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000" issue). The Company utilizes software and related technologies that will be affected by the date change in the Year 2000. The Company is resolving the Year 2000 issue by modifying or replacing significant portions of its computer software and certain items of hardware. If such modifications and replacements are not made in a timely manner, the Company could experience a temporary inability to process transactions, send invoices or engage in other important business activities due to system failures or miscalculations, the impact of such failures which cannot be quantified at this time.

     In March 1997, the Company commenced a comprehensive review of its domestic information technology software and hardware and established a timetable to complete the corrections required by the Year 2000 issue. The Company expects to complete the development, programming changes and unit testing, including compatibility testing, with respect to its domestic internal systems in the first quarter of fiscal 1999, and as of August 1, 1998, estimates that it has completed approximately 50% of these procedures, consistent with its timetable. Through the second quarter of 1998 the Company expended approximately $2.5 million related to the domestic Year 2000 remediation program. The Company currently expects that the total cost of this program, including both incremental spending and redeployed resources, will be approximately $5.0 million. The Company is currently evaluating the readiness of its international operations, which are primarily retail, and expects that the total cost related to the international Year 2000 remediation program will be less than $1.0 million. Cost of the remediation programs will be funded through existing sources of liquidity. Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel and the ability to locate and correct all relevant computer code and systems.

     In addition to reviewing its internal systems, the Company is focusing on Year 2000 compliance by its significant customers, vendors and suppliers, including electronic commerce issues. There can be no assurance that the systems of other companies that interact with the Company will be Year 2000 compliant at all, in a timely manner, or in a manner that is compatible with the Company's systems. The failure of such third parties to address effectively such issues could have a materially adverse effect on the Company.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report which are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company. Certain of such risks and uncertainties relate to the overall strength of the general domestic and international retail environments including the continuation of weakness in the domestic and international footwear markets; the ability of the Company to predict and respond to changes in consumer demand and preferences in a timely manner; increased competition in the footwear and accessory industry and the Company's ability to remain competitive in the areas of style, price and quality; acceptance by consumers of new product lines; the ability of the Company to manage general and administrative costs; changes in the costs of leather and other raw materials, labor and advertising; the ability of the Company to secure and protect trademarks and other intellectual property rights; retail store construction delays; the availability of desirable retail locations and the negotiation of acceptable lease terms for such locations; and the ability of the Company to place its products in desirable sections of its department store customers.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Stockholders of the Company was held on June 4, 1998. The election of two Class II directors was the only proposal submitted to a vote of stockholders at the meeting. Results of the vote were as follows:

     Election of Class II directors of the Company.

                                          For            Withheld
                                      ----------       ------------
                 Jerome Fisher        27,613,599         159,826
                 Vincent Camuto       27,615,054         158,371







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





Date: September 15, 1998