Form 10-Q
period 1998-10-31
NINE WEST GROUP INC /DE
filed 1998-12-15
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the thirteen weeks ended October 31, 1998
                          Commission File No. 1-11161

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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 1998: 33,985,098.








                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income - 13 and 39
          weeks ended October 31, 1998 and November 1, 1997                 3

          Condensed Consolidated Balance Sheets - October 31, 1998
          and January 31, 1998                                              4

          Condensed Consolidated Statements of Cash Flows - 39 weeks
          ended October 31, 1998 and November 1, 1997                       5

          Notes to Condensed Consolidated Financial Statements              6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14

Item 3   Quantitative and Qualitative Disclosures About Market Risk        19


                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 20

Item 6   Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 21

Exhibit Index                                                              22




                       NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                  (Unaudited)

                                            13 Weeks Ended            39 Weeks Ended
                                        ----------------------    ----------------------
                                        October 31  November 1    October 31  November 1
                                              1998        1997          1998        1997
                                          --------    --------    ----------  ----------
Net revenues.........................     $485,720    $496,563    $1,461,960  $1,398,330
Cost of goods sold...................      277,197     275,145       848,001     788,432
                                          --------    --------    ----------  ----------
  Gross profit.......................      208,523     221,418       613,959     609,898
Selling, general and
 administrative expenses.............      166,277     147,120       490,878     429,542
Amortization of acquisition goodwill
 and other intangibles...............        2,674       2,458         8,022       7,210
                                          --------    --------    ----------  ----------
  Operating income...................       39,572      71,840       115,059     173,146
Interest expense.....................       13,549      14,882        41,628      39,782
                                          --------    --------    ----------  ----------
  Income before income taxes.........       26,023      56,958        73,431     133,364
Income tax expense...................       10,150      22,356        28,638      52,345
                                          --------    --------    ----------  ----------
  Income before extraordinary item...       15,873      34,602        44,793      81,019
Extraordinary gain (net of income
 taxes of $1,869)....................        2,923           -         2,923           -
                                          --------    --------    ----------  ----------
  Net income.........................     $ 18,796    $ 34,602    $   47,716  $   81,019
                                          ========    ========    ==========  ==========
Weighted average common shares and
 common share equivalents used in
 earnings per share calculation:
  Basic..............................       34,797      35,845        35,550      35,826
                                          ========    ========    ==========  ==========
  Diluted............................       34,797      39,516        35,558      39,552
                                          ========    ========    ==========  ==========
Basic earnings per share:
  Income before extraordinary item...     $   0.46    $   0.97    $     1.26  $     2.26
  Extraordinary gain - net...........         0.08           -          0.08           -
                                          --------    --------    ----------  ----------
    Net income.......................     $   0.54    $   0.97    $     1.34  $     2.26
                                          ========    ========    ==========  ==========
Diluted earnings per share:
  Income before extraordinary item...     $   0.46    $   0.92    $     1.26  $     2.18
  Extraordinary gain - net...........         0.08           -          0.08           -
                                          --------    --------    ----------  ----------
    Net income.......................     $   0.54    $   0.92    $     1.34  $     2.18
                                          ========    ========    ==========  ==========


   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)

                                                      (Unaudited)
                                                      October 31   January 31
                                                            1998         1998
                                                      ----------   ----------
ASSETS
Current Assets:
  Cash..............................................  $   16,330   $   23,674
  Accounts receivable...............................       6,551       40,715
  Securitized interest in accounts receivable.......      98,198       91,208
  Inventories.......................................     502,456      543,503
  Prepaid expenses and other current assets.........      57,383      100,031
                                                      ----------   ----------
    Total current assets............................     680,918      799,131
Property and equipment - net........................     175,278      172,795
Goodwill - net......................................     231,509      231,130
Trademarks and trade names - net....................     138,537      139,750
Other assets........................................      46,456       48,733
                                                      ----------   ----------
      Total assets..................................  $1,272,698   $1,391,539
                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................  $   87,737   $  100,075
  Accrued expenses and other current liabilities....      89,935      105,444
  Current portion of long-term debt.................       3,623        4,235
                                                      ----------   ----------
    Total current liabilities.......................     181,295      209,754
Long-term debt......................................     558,669      687,263
Other non-current liabilities.......................      65,945       55,674
                                                      ----------   ----------
      Total liabilities.............................     805,909      952,691
                                                      ----------   ----------
Stockholders' Equity:
  Preferred stock ($0.01 par value, 25,000,000
   shares authorized; none issued and outstanding)..           -            -
  Common stock ($0.01 par value, 100,000,000 shares
   authorized; 35,937,998 and 35,818,831 shares
   issued, respectively)............................         359          358
  Additional paid-in capital........................     144,096      143,278
  Retained earnings.................................     345,634      297,918
  Cumulative currency translation adjustment........      (3,309)      (2,706)
                                                      ----------   ----------
                                                         486,780      438,848
    Less treasury stock, at cost (1,952,900 shares).     (19,991)           -
                                                      ----------   ----------
      Total stockholders' equity....................     466,789      438,848
                                                      ----------   ----------
        Total liabilities and stockholders' equity..  $1,272,698   $1,391,539
                                                      ==========   ==========


   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            39 Weeks Ended
                                                       ----------------------
                                                       October 31  November 1
                                                             1998        1997
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................   $ 47,716    $ 81,019
Adjustments to reconcile net income to net cash
 used by operating activities:
   Extraordinary gain.................................     (4,792)          -
   Depreciation and amortization......................     36,167      28,787
   Deferred income taxes and other....................      4,094      11,654
   Changes in assets and liabilities:
      Accounts receivable including securitized
       interest in accounts receivable................     28,452     (53,761)
      Inventories.....................................     43,891     (27,182)
      Prepaid expenses and other assets...............     31,091      (4,721)
      Accounts payable................................    (12,338)     24,822
      Accrued expenses and other liabilities..........    (10,272)    (21,852)
                                                         --------    --------
Net cash provided by operating activities.............    164,009      38,766
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................    (30,948)    (56,599)
Proceeds from sale of property and equipment..........     16,351           -
Acquisition of business - net of cash acquired........     (9,049)    (20,503)
Other investing activities............................     (2,291)       (148)
                                                         --------    --------
Net cash used by investing activities.................    (25,937)    (77,250)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under financing agreements    (92,904)     49,138
Net proceeds from issuance of long-term debt..........          -     316,865
Repayments of long-term debt..........................    (32,737)   (326,913)
Purchases of stock for treasury.......................    (19,991)          -
Net proceeds from issuance of stock and other.........        216       3,307
                                                         --------    --------
Net cash (used) provided by financing activities......   (145,416)     42,397
                                                         --------    --------
NET (DECREASE) INCREASE IN CASH.......................     (7,344)      3,913
CASH, BEGINNING OF PERIOD.............................     23,674      25,176
                                                         --------    --------
CASH, END OF PERIOD...................................   $ 16,330    $ 29,089
                                                         ========    ========


   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements



                      NINE WEST GROUP INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the financial statements for the periods presented. The results of operations for the 39 weeks ended October 31, 1998 are not necessarily indicative of the results to be expected for the 52 weeks ending January 30, 1999 ("1998").

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the 52 weeks ended January 31, 1998 ("1997") and Quarterly Reports on Form 10-Q for periods subsequent thereto.

2.   EXTRAORDINARY ITEM

     During the 13 weeks ended October 31, 1998, the Company repurchased $31.0 million face amount of its 9% Series B Senior Subordinated Notes due 2007 and $4.0 million face amount of its 8-3/8% Series B Senior Notes due 2005, at a discount, resulting in a $4.8 million extraordinary gain ($2.9 million on an after-tax basis) on early extinguishment of debt.

3.   EARNINGS PER SHARE

     Following is a reconciliation of the earnings and shares used in the basic and diluted per share computations for income before extraordinary item (in thousands):
                                        13 Weeks Ended          39 Weeks Ended
                                      ------------------      ------------------
                                       Oct. 31    Nov. 1       Oct. 31    Nov. 1
                                          1998      1997          1998      1997
                                      --------  --------      --------  --------
Earnings:
  Income before extraordinary item
   (numerator for basic calculation)  $ 15,873  $ 34,602      $ 44,793  $ 81,019
  Effect of convertible notes.......         -     1,671             -     5,010
                                      --------  --------      --------  --------
  Numerator for diluted calculation.  $ 15,873  $ 36,273      $ 44,793  $ 86,029
                                      ========  ========      ========  ========
Shares:
  Weighted average common shares
   outstanding (denominator for
   basic calculation)...............    34,797    35,845        35,550    35,826
  Effect of stock options...........         -       615             8       670
  Effect of convertible notes.......         -     3,056             -     3,056
                                      --------  --------      --------  --------
  Denominator for diluted
   calculation......................    34,797    39,516        35,558    39,552
                                      ========  ========      ========  ========
Earnings per share before
extraordinary item:
  Basic ............................  $   0.46  $   0.97      $   1.26  $   2.26
                                      ========  ========      ========  ========
  Diluted ..........................  $   0.46  $   0.92      $   1.26  $   2.18
                                      ========  ========      ========  ========


     The impact of the convertible notes was excluded from the diluted earnings per share calculation for the 13 and 39 weeks ended October 31, 1998 as its effect on the reported per share amounts was anti-dilutive.

     For the 13 and 39 weeks ended October 31, 1998 and November 1, 1997, certain outstanding stock options were not included in the computation of diluted earnings per share, because the respective exercise prices were greater than the average market price of the Common Stock. For the 13 weeks ended October 31, 1998 and November 1, 1997, the number of stock options whose impact was not included in the diluted computation was 5.8 million and 1.3 million, respectively. For the 39 weeks ended October 31, 1998 and November 1, 1997, the number of stock options whose impact was not included in the diluted computation was 5.7 million and 1.2 million, respectively. These options were outstanding at the end of each of the respective periods.

4.   COMPREHENSIVE INCOME

     Effective with the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners. SFAS No. 130 requires the disclosure of comprehensive income and its components.

     Comprehensive income, net of taxes, is comprised of (in thousands):

                                     13 Weeks Ended          39 Weeks Ended
                                   ------------------      ------------------
                                   Oct.  31   Nov.  1       Oct. 31    Nov. 1
                                       1998      1997          1998      1997
                                   --------  --------      --------  --------
  Net income...................... $ 18,796  $ 34,602      $ 47,716  $ 81,019
  Currency translation adjustment.    1,603       (88)         (603)       25
                                   --------  --------      --------  --------
       Comprehensive income....... $ 20,399  $ 34,514      $ 47,113  $ 81,044
                                   ========  ========      ========  ========

5.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 57% and 60% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of October 31, 1998 and January 31, 1998, respectively; the remainder was determined by using the weighted average cost method.

     Inventories are comprised of (in thousands):
                                                   October 31    January 31
                                                         1998          1998
                                                   ----------    ----------
     Raw materials................................   $ 18,128      $ 19,672
     Work in process..............................      1,924         1,987
     Finished goods...............................    482,404       521,844
                                                     --------      --------
          Total inventories.......................   $502,456      $543,503
                                                     ========      ========
6.   LONG-TERM DEBT

     Effective December 15, 1998, the Company reduced the commitment under its revolving credit facility to $500.0 million from $600.0 million. Under the terms of the revolving credit facility, up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. As of October 31, 1998, $72.0 million of borrowings and $50.6 million of letters of credit were outstanding on a revolving basis and, on a pro forma basis after the commitment reduction, $377.4 million was available for future borrowing.

7.   CASH FLOWS

     Cash paid for income taxes was $12.7 million and $33.1 million for the 39 weeks ended October 31, 1998 and November 1, 1997, respectively. Cash paid for interest was $49.7 million and $28.4 million for the 39 weeks ended October 31, 1998 and November 1, 1997, respectively.

8.   SUBSEQUENT EVENTS

     On November 6, 1998, the Company's Board of Directors approved the consolidation of certain manufacturing operations in order to optimize global sourcing activities. As part of this process, the Company will close its footwear manufacturing facility in Osgood, Indiana and a Caribbean-based component facility, and it will reconfigure and integrate certain operations at three facilities in Vanceburg and Hebron, Kentucky, and Vevay, Indiana. The closings and reconfigurations will begin in January 1999 and will continue through the first half of 1999. Approximately 700 positions are affected by this action and are evenly distributed between domestic and foreign operations. A pre-tax charge of approximately $7.0 million will be recorded in the fourth quarter of 1998 for this action, of which approximately $4.0 million represent cash outlays, substantially all of which are expected to be paid by the end of 1999.

9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Certain of the Company's debt is fully and unconditionally guaranteed on a joint and several basis by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of October 31, 1998 and January 31, 1998, and condensed consolidating statements of income and cash flows for the 13 and 39 week periods ended October 31, 1998 and November 1, 1997, respectively, for such guarantor subsidiaries are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on distributions from each of the guarantor subsidiaries to the Company.


                               CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                     13 WEEKS ENDED OCTOBER 31, 1998
                                             (In thousands)

                                          Nine
                                          West
                                         Group    Guarantor  Non-Guarantor    Elimination
                                          Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                      -------- ------------  -------------    -----------  ------------
Net revenues......................... $241,764     $609,066        $77,923      $(443,033)     $485,720
Cost of goods sold...................  130,027      514,583         40,055       (407,468)      277,197
                                      --------     --------        -------      ---------      --------
  Gross profit.......................  111,737       94,483         37,868        (35,565)      208,523
Selling, general and
 administrative expenses.............  109,741       57,728         34,373        (35,565)      166,277
Amortization of acquisition goodwill
 and other intangibles...............    1,412          929            333              -         2,674
                                      --------     --------        -------      ---------      --------
  Operating income...................      584       35,826          3,162              -        39,572
Interest expense.....................    2,646        8,121          2,782              -        13,549
Equity in net earnings of
 subsidiaries........................   19,899            -              -        (19,899)            -
                                      --------     --------        -------      ---------      --------
  Income before income taxes.........   17,837       27,705            380        (19,899)       26,023
Income tax expense...................    1,964        7,576            610              -        10,150
                                      --------     --------        -------      ---------      --------
   Income before extraordinary item..   15,873       20,129           (230)       (19,899)       15,873
Extraordinary gain (net of income
  taxes of $1,869)...................    2,923            -              -              -         2,923
                                      --------     --------        -------      ---------      --------
  Net income......................... $ 18,796     $ 20,129        $  (230)     $ (19,899)     $ 18,796
                                      ========     ========        =======      =========      ========


                                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                        13 WEEKS ENDED NOVEMBER 1, 1997
                                                (In thousands)

                                          Nine
                                          West
                                         Group    Guarantor  Non-Guarantor    Elimination
                                          Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                      -------- ------------  -------------    -----------  ------------
Net revenues......................... $219,931     $638,957        $72,567      $(434,892)     $496,563
Cost of goods sold...................  107,404      521,695         39,189       (393,143)      275,145
                                      --------     --------        -------      ---------      --------
  Gross profit.......................  112,527      117,262         33,378        (41,749)      221,418
Selling, general and
 administrative expenses.............   97,120       66,542         25,237        (41,779)      147,120
Amortization of acquisition goodwill
 and other intangibles...............    1,387          929            142              -         2,458
                                      --------     --------        -------      ---------      --------
  Operating income...................   14,020       49,791          7,999             30        71,840
Interest expense.....................    4,845        8,171          1,836             30        14,882
Equity in net earnings of
 subsidiaries........................   29,609            -              -        (29,609)            -
                                      --------     --------        -------      ---------      --------
  Income before income taxes.........   38,784       41,620          6,163        (29,609)       56,958
Income tax expense...................    4,182       16,631          1,543              -        22,356
                                      --------     --------        -------      ---------      --------
  Net income......................... $ 34,602     $ 24,989        $ 4,620      $ (29,609)     $ 34,602
                                      ========     ========        =======      =========      ========


                                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                        39 WEEKS ENDED OCTOBER 31, 1998
                                                (In thousands)

                                          Nine
                                          West
                                         Group    Guarantor  Non-Guarantor    Elimination
                                          Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                      -------- ------------  -------------    -----------  ------------
Net revenues......................... $696,492   $1,822,065       $248,438    $(1,305,035)   $1,461,960
Cost of goods sold...................  375,040    1,534,703        127,998     (1,189,740)      848,001
                                      --------   ----------       --------      ---------      --------
  Gross profit.......................  321,452      287,362        120,440       (115,295)      613,959
Selling, general and
 administrative expenses.............  308,734      195,175        102,264       (115,295)      490,878
Amortization of acquisition goodwill
 and other intangibles...............    4,235        2,787          1,000              -         8,022
                                      --------   ----------       --------      ---------      --------
  Operating income...................    8,483       89,400         17,176              -       115,059
Interest expense.....................    9,829       24,785          7,014              -        41,628
Equity in net earnings of
 subsidiaries........................   49,138            -              -        (49,138)            -
                                      --------   ----------       --------      ---------      --------
  Income before income taxes.........   47,792       64,615         10,162        (49,138)       73,431
Income tax expense...................    2,999       23,350          2,289              -        28,638
                                      --------   ----------       --------      ---------      --------
Income before extraordinary item.....   44,793       41,265          7,873        (49,138)       44,793
Extraordinary gain (net of income
  taxes of $1,869)...................    2,923            -              -              -         2,923
                                      --------   ----------       --------      ---------      --------
  Net income......................... $ 47,716   $   41,265       $  7,873      $ (49,138)     $ 47,716
                                      ========   ==========       ========      =========      ========


                                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                        39 WEEKS ENDED NOVEMBER 1, 1997
                                                (In thousands)

                                          Nine
                                          West
                                         Group     Guarantor  Non-Guarantor    Elimination
                                           Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                      --------  ------------  -------------    -----------  ------------
Net revenues......................... $633,405    $1,763,754       $169,666    $(1,168,495)   $1,398,330
Cost of goods sold...................  313,908     1,427,000         96,201     (1,048,677)      788,432
                                      --------    ----------        -------      ---------      --------
  Gross profit.......................  319,497       336,754         73,465       (119,818)      609,898
Selling, general and
 administrative expenses.............  288,079       206,766         54,698       (120,001)      429,542
Amortization of acquisition goodwill
 and other intangibles...............    4,165         2,787            258              -         7,210
                                      --------    ----------        -------      ---------      --------
  Operating income...................   27,253       127,201         18,509            183       173,146
Interest expense.....................   10,256        23,847          5,496            183        39,782
Equity in net earnings of
 subsidiaries........................   71,748             -              -        (71,748)            -
                                      --------    ----------        -------      ---------      --------
  Income before income taxes.........   88,745       103,354         13,013        (71,748)      133,364
Income tax expense...................    7,726        42,101          2,518              -        52,345
                                      --------    ----------        -------      ---------      --------
  Net income......................... $ 81,019    $   61,253        $10,495      $ (71,748)     $ 81,019
                                      ========    ==========        =======      =========      ========



                                      CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 OCTOBER 31, 1998
                                                  (In thousands)

                                           Nine
                                           West
                                          Group     Guarantor Non-Guarantor   Elimination
                                           Inc.  Subsidiaries  Subsidiaries       Entries  Consolidated
                                      ---------- ------------ -------------   -----------  ------------
ASSETS
Current Assets:
  Cash............................... $    6,466     $     19      $  9,845     $       -    $   16,330
  Accounts receivable................     58,635      (73,275)       21,191             -         6,551
  Securitized interest in accounts
   receivable........................          -            -        98,198             -        98,198
  Inventories........................    173,131      247,707        81,618             -       502,456
  Prepaid expenses and other
   current assets....................     23,603       27,597         5,883           300        57,383
  Due (to) from affiliates...........   (223,026)     328,510      (105,184)         (300)            -
                                      ----------     --------      --------     ---------    ----------
    Total current assets.............     38,809      530,558       111,551             -       680,918
Property and equipment - net.........    125,080       21,471        28,727             -       175,278
Goodwill - net.......................    204,039            -        27,470             -       231,509
Trademarks and trade names - net.....      1,106      135,835         1,596             -       138,537
Other assets.........................     36,357        3,288         6,977          (166)       46,456
Investment in subsidiaries...........    745,093            -             -      (745,093)            -
                                      ----------     --------      --------     ---------    ----------
      Total assets................... $1,150,484     $691,152      $176,321     $(745,259)   $1,272,698
                                      ==========     ========      ========     =========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................... $   18,018     $ 59,077      $ 10,642     $       -    $   87,737
  Accrued expenses and other current
   liabilities.......................     59,711       12,248        17,976             -        89,935
  Current portion of long-term debt..          -            -         3,623             -         3,623
                                      ----------     --------      --------     ---------    ----------
    Total current liabilities........     77,729       71,325        32,241             -       181,295
Long-term debt.......................    538,344            -        20,325             -       558,669
Other non-current liabilities........     64,334            -           913           698        65,945
                                      ----------     --------      --------     ---------    ----------
      Total liabilities..............    680,407       71,325        53,479           698       805,909
Stockholders' equity.................    470,077      619,827       122,842      (745,957)      466,789
                                      ----------     --------      --------     ---------    ----------
        Total liabilities and
         stockholders' equity........ $1,150,484     $691,152      $176,321     $(745,259)   $1,272,698
                                      ==========     ========      ========     =========    ==========


                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                               JANUARY 31, 1998
                                                (In thousands)

                                          Nine
                                          West
                                         Group     Guarantor  Non-Guarantor    Elimination
                                          Inc.  Subsidiaries   Subsidiaries        Entries  Consolidated
                                    ----------  ------------  -------------    -----------  ------------
ASSETS
Current Assets:
  Cash............................. $   10,526      $     39       $ 13,109      $       -    $   23,674
  Accounts receivable..............     44,723       (18,824)        15,376           (560)       40,715
  Securitized interest in accounts
   receivable......................          -             -         91,208              -        91,208
  Inventories......................    174,674       305,180         63,649              -       543,503
Prepaid expenses and other
   current assets..................     43,628        31,984         10,515         13,904       100,031
  Due (to) from affiliates.........    (72,262)      156,341        (83,803)          (276)            -
                                    ----------      --------       --------      ---------    ----------
    Total current assets...........    201,289       474,720        110,054         13,068       799,131
Property and equipment - net.......    123,945        23,701         38,738        (13,589)      172,795
Goodwill - net.....................    207,417             -         23,713              -       231,130
Trademarks and trade names - net...      1,128       138,622              -              -       139,750
Other assets.......................     35,688         1,270         11,962           (187)       48,733
Investment in subsidiaries.........    719,273             -              -       (719,273)            -
                                    ----------      --------       --------      ---------    ----------
      Total assets................. $1,288,740      $638,313       $184,467      $(719,981)   $1,391,539
                                    ----------      --------       --------      ---------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................. $   38,554      $ 52,723       $  8,798      $       -    $  100,075
  Accrued expenses and other
   current liabilities.............     80,298         7,283         18,423           (560)      105,444
  Current portion of long-term debt          -             -          4,235              -         4,235
                                    ----------      --------       --------      ---------    ----------
    Total current liabilities......    118,852        60,006         31,456           (560)      209,754
Long-term debt.....................    674,267             -         12,996              -       687,263
Other non-current liabilities......     54,107             -            868            699        55,674
                                    ----------      --------       --------      ---------    ----------
      Total liabilities............    847,226        60,006         45,320            139       952,691
Stockholders' equity...............    441,514       578,307        139,147       (720,120)      438,848
                                    ----------      --------       --------      ---------    ----------
        Total liabilities and
         stockholders' equity...... $1,288,740      $638,313       $184,467      $(719,981)   $1,391,539
                                    ==========      ========       ========      =========    ==========



                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                         39 WEEKS ENDED OCTOBER 31, 1998
                                                 (In thousands)

                                           Nine
                                           West
                                          Group    Guarantor  Non-Guarantor    Elimination
                                           Inc. Subsidiaries   Subsidiaries        Entries Consolidated
                                      --------- ------------  -------------    ----------- ------------
Net cash provided (used) by operating
 activities.......................... $ 151,472    $   2,301       $ 10,237       $     (1)   $ 164,009
                                      ---------    ---------       --------       --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..   (19,309)      (2,622)        (9,017)             -      (30,948)
Proceeds from sale of property and
 equipment...........................    16,351            -              -              -       16,351
Acquisition of business - net of cash
 acquired............................         -            -         (9,049)             -       (9,049)
Other investing activities...........    (1,063)          46         (1,274)             -       (2,291)
                                      ---------    ---------       --------       --------    ---------
Net cash used by investing
 activities..........................    (4,021)      (2,576)       (19,340)             -      (25,937)
                                      ---------    ---------       --------       --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under
 financing agreements................  (102,860)           -          9,956              -      (92,904)
Repayments of long-term debt.........   (29,498)           -         (3,239)             -      (32,737)
Purchases of stock for treasury......   (19,991)           -              -              -      (19,991)
Net proceeds from issuance of stock
 and other...........................       838          255           (878)             1          216
                                      ---------    ---------       --------       --------    ---------
Net cash (used) provided by financing
 activities..........................  (151,511)         255          5,839              1     (145,416)
                                      ---------    ---------       --------       --------    ---------
NET DECREASE IN CASH.................    (4,060)         (20)        (3,264)             -       (7,344)
CASH, BEGINNING OF PERIOD............    10,526           39         13,109              -       23,674
                                      ---------    ---------       --------       --------    ---------
CASH, END OF PERIOD.................. $   6,466    $      19       $  9,845       $      -    $  16,330
                                      =========    =========       ========       ========    =========


                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                         39 WEEKS ENDED NOVEMBER 1, 1997
                                                 (In thousands)

                                          Nine
                                          West
                                         Group     Guarantor  Non-Guarantor    Elimination
                                          Inc.  Subsidiaries   Subsidiaries        Entries Consolidated
                                      --------- ------------  -------------    ----------- ------------
Net cash (used) provided by operating
 activities.......................... $ (11,418)    $  8,785       $ 41,314       $     85   $   38,766
                                      ---------     --------       --------       --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..   (41,213)      (7,291)        (8,095)             -      (56,599)
Acquisition of business - net of cash
 acquired............................         -            -        (20,503)             -      (20,503)
Other investing activities...........       454         (184)          (343)           (75)        (148)
                                      ---------     --------       --------       --------    ---------
Net cash used by investing
 activities..........................   (40,759)      (7,475)       (28,941)           (75)     (77,250)
                                      ---------     --------       --------       --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under financing
 agreements..........................    45,001            -          4,137              -       49,138
Net proceeds from issuance of
 long-term debt......................   316,865            -              -              -      316,865
Repayments of long-term debt.........  (322,000)           -         (4,913)             -     (326,913)
Net proceeds from issuance of stock
 and other...........................     3,281            4             32            (10)       3,307
                                      ---------     --------       --------       --------    ---------
Net cash provided (used) by financing
 activities..........................    43,147            4           (744)           (10)      42,397
                                      ---------     --------       --------       --------    ---------
NET (DECREASE) INCREASE IN CASH......    (9,030)       1,314         11,629              -        3,913
CASH, BEGINNING OF PERIOD............    23,505           26          1,645              -       25,176
                                      ---------     --------       --------       --------    ---------
CASH, END OF PERIOD.................. $  14,475     $  1,340       $ 13,274       $      -    $  29,089
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

RESULTS OF OPERATIONS

     NET INCOME. Net income for the third quarter of 1998 was $18.8 million, or $0.54 per diluted share, a 45.7% decrease from net income of $34.6 million, or $0.92 per diluted share, for the third quarter of 1997. Net income for the 39 weeks ended October 31, 1998 was $47.7 million, or $1.34 per diluted share, a 41.1% decrease from net income of $81.0 million, or $2.18 per diluted share, for the 39 weeks ended November 1, 1997. The 1998 net income figures include an extraordinary gain of $4.8 million ($2.9 million on an after-tax basis) related to the Company's repurchase of $31.0 million face amount of its 9% Series B Senior Subordinated Notes due 2007 and $4.0 million face amount of its 8-3/8% Series B Senior Notes due 2005, at a discount. Excluding the effect of this repurchase, net income for the third quarter and 39 weeks ended October 31, 1998 was $15.9 million, or $0.46 per diluted share, and $44.8 million, or $1.26 per diluted share, respectively.

     The Company anticipates that net revenues and operating margins through at least the fourth quarter of 1998 will be negatively impacted by the factors which adversely affected the Company's net revenues and operating margins during the 13 weeks and 39 weeks ended October 31, 1998, principally the continuing weakness in consumer demand in the domestic and international retail footwear markets. This weakness has resulted in excess inventory at the retail level and corresponding heavy promotional pricing activity in the Company's wholesale and retail businesses. In addition, the Company anticipates that its operating margins will continue to be negatively impacted by the continuing shift in the sales mix towards retail operations which provide higher gross profit margins but also carry higher selling, general and administrative expense ("SG&A") margins than wholesale operations. See "--Net Revenues," "--Gross Profit" and "--Selling, General and Administrative Expenses."

     NET REVENUES. Net revenues were $485.7 million in the third quarter of 1998 compared to $496.6 million in the third quarter of 1997, a decrease of $10.9 million, or 2.2%. For the 39 weeks ended October 31, 1998, net revenues were $1.5 billion compared to $1.4 billion in the comparable prior year period, an increase of $63.6 million, or 4.6%.

     Domestic wholesale net revenues decreased by $15.5 million, or 6.1%, and $25.7 million, or 3.5%, for the 13 weeks and 39 weeks ended October 31, 1998, respectively, due primarily to heavy promotional pricing activity resulting from the weakness in consumer demand in the domestic retail footwear market. This decrease was offset in part by an increase in net revenues for the Company's wholesale accessories business of $15.7 million, or 88.5%, for the third quarter of 1998, and $36.0 million, or 86.2%, for the 39 weeks ended October 31, 1998.

     Domestic retail net revenues decreased $6.9 million, or 3.7%, for the 13 weeks ended October 31, 1998, due primarily to a comparable store sales decrease of $15.3 million, or 8.7%, partially offset by increased volume from 11 retail locations opened (net of closings) since November 1, 1997 ($8.4 million). For the 39 weeks ended October 31, 1998, domestic retail net revenues increased $5.4 million, or 1.0%, due primarily to increased volume from 11 retail locations opened (net of closings) since November 1, 1997 ($42.2 million), partially offset by a comparable store sales decrease of $36.8 million, or 7.1%. Domestic comparable store sales decreased due to weakness in consumer demand in the domestic retail footwear market.

     International net revenues, which are primarily derived from retail operations, increased $11.5 million, or 20.3%, for the third quarter of 1998, and $83.9 million, or 68.5%, for the 39 weeks ended October 31, 1998, due primarily to increased volume from 104 retail locations opened or acquired (net of closings) since November 1, 1997 ($13.9 million and $87.7 million for the 13 weeks and 39 weeks ended October 31, 1998, respectively). International comparable store sales decreased by $2.5 million, or 5.9%, for the third quarter of 1998, and decreased $5.1 million, or 5.0%, for the 39 weeks ended October 31, 1998, due to weakness in the international retail footwear market.

     During the 13 weeks and 39 weeks ended October 31, 1998, wholesale operations accounted for 51% and 50%, respectively, of the Company's consolidated net revenues, while retail operations accounted for the remaining 49% and 50%, respectively. During the 13 weeks and 39 weeks ended November 1, 1997, wholesale operations accounted for 53% and 54% of the Company's consolidated net revenues, respectively, while retail operations accounted for the remaining 47% and 46%, respectively. Net revenues from the Company's international segment are included in the wholesale and retail percentages noted above and accounted for 14% of the Company's consolidated net revenues for both the 13 weeks and 39 weeks ended October 31, 1998, compared to 11% and 9% of consolidated net revenues for the comparable prior year periods.

     GROSS PROFIT. Gross profit was $208.5 million in the third quarter of 1998 compared to $221.4 million in the third quarter of 1997, a decrease of $12.9 million, or 5.8%. Gross profit for the 39 weeks ended October 31, 1998 was $614.0 million, compared to $609.9 million for the comparable prior year period, an increase of $4.1 million, or 0.7%. Gross profit as a percentage of net revenues was 42.9% and 42.0% for the third quarter and first 39 weeks of 1998, compared to 44.6% and 43.6% for the comparable prior year periods. The decrease in gross profit as a percentage of net revenues was due primarily to decreased gross margins in the Company's domestic wholesale business and, to a lesser extent, in its domestic retail business, due primarily to the weakness in consumer demand in the domestic retail footwear market which resulted in excess inventory and corresponding heavy promotional pricing activity.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. SG&A expenses were $166.3 million in the third quarter of 1998, compared to $147.1 million in the third quarter of 1997, an increase of $19.2 million, or 13.0%. SG&A expenses were $490.9 million for the 39 weeks ended October 31, 1998, compared to $429.5 million in the comparable prior year period, an increase of $61.4 million, or 14.3%. SG&A expense expressed as a percentage of net revenues was 34.2% and 33.6% for the third quarter and first 39 weeks of 1998, respectively, up from 29.6% and 30.7% for the comparable prior year periods. The increase in SG&A expenses as a percentage of net revenues is due primarily to the continued shift in the sales mix in both the Company's domestic and international segments towards retail operations, which carry higher SG&A margins than wholesale operations, and decreased comparable store sales in the Company's domestic retail business.


     INTEREST EXPENSE. Interest expense was $13.5 million in the third quarter of 1998, compared to $14.9 million in the third quarter of 1997. The decrease of $1.4 million, or 8.9%, was due primarily to a decrease in the Company's weighted average debt. Interest expense was $41.6 million for the first 39 weeks of 1998, compared to $39.8 million for the comparable prior year period, an increase of $1.8 million, or 4.6%. The increase in interest expense during the first 39 weeks of 1998 relates primarily to an increase in the Company's weighted average interest rates. Weighted average debt outstanding was approximately $585 million for the third quarter of 1998, compared to approximately $705 million for the comparable prior year period. For the 39 weeks ended October 31, 1998, weighted average debt outstanding was approximately $645 million, compared to approximately $680 million for the comparable prior year period. The decrease in weighted average debt in both the third quarter and first 39 weeks of 1998 is attributable primarily to the increase in cash provided by operating activities discussed below, as well as to additional factors impacting working capital. Weighted average interest rates were 7.5% and 7.3% for the third quarter of 1998 and 1997, respectively, and 7.3% and 6.7% for the first 39 weeks of 1998 and 1997, respectively. The increase in the weighted average interest rate during the first 39 weeks of 1998 is attributable primarily to the refinancing of the Company's debt at the end of the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's revolving credit facility to finance its operations and expansion. Cash provided by operating activities was $164.0 million for the first 39 weeks of 1998, compared to $38.8 million for the first 39 weeks of 1997. The increase in cash provided by operating activities is due primarily to enhancements to the Company's accounts receivable securitization program and inventory management improvements which resulted in a significant decrease in the Company's investment in inventory.

     Working capital was $499.6 million at October 31, 1998, compared to $589.4 million at January 31, 1998, a decrease of $89.8 million. The decrease in working capital was primarily due to a $27.2 million decrease in accounts receivable, including securitized interest in accounts receivable, a $41.0 million decrease in inventories, and a $42.6 million decrease in prepaid expenses and other current assets. These factors were partially offset by a $12.3 million decrease in accounts payable and a $15.5 million decrease in accrued expenses and other current liabilities. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Cash used by investing activities was $25.9 million for the first 39 weeks of 1998, compared to $77.3 million for the first 39 weeks of 1997. Cash used by investing activities during the 39 weeks ended October 31, 1998 includes $9.0 million for the purchase of Cable & Co. (UK) Limited, a United Kingdom-based footwear and accessories company, involving 25 retail locations situated primarily in the United Kingdom, and during the comparable prior year period includes $20.5 million for the purchase of The Shoe Studio Group Limited and 52 retail concessions from British Shoe Corporation. Proceeds from the sale of property and equipment includes $16.4 million for the sale of certain office and warehouse facilities located in Cincinnati, Ohio, which the Company had acquired in connection with the acquisition of the Footwear Division of The United States Shoe Corporation. Capital expenditures totaled $30.9 million and $56.6 million in the 39 weeks ended October 31, 1998 and November 1, 1997, respectively, and related primarily to the Company's retail location expansion and remodeling programs ($19.0 million and $25.4 million for the 39 weeks ended October 31, 1998 and November 1, 1997, respectively), and in 1997, include expenditures related to the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York ($19.3 million). The Company estimates that total capital expenditures for 1998 will be approximately $47 million. The actual amount of the Company's capital expenditures depends, in part, on the number of new retail locations opened, the number of retail locations remodeled and the amount of any construction allowances the Company may receive from the landlords of its new retail locations. The Company's ongoing evaluation of its retail operations has led to a decision to grow its retail network at a slower pace by applying rigorous standards to all retail location opening and closing decisions. The opening and success of new retail locations will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations. As of October 31, 1998, the Company had commitments for approximately $6.0 million of capital expenditures, related to commitments to open 27 domestic retail locations (12 during the fourth quarter of 1998 and 15 during 1999) and 17 international retail locations (10 during the fourth quarter of 1998 and 7 during 1999).

     Cash used by financing activities was $145.4 million for the first 39 weeks of 1998, compared to cash provided by financing activities of $42.4 million for the first 39 weeks of 1997. Cash used by financing activities includes a $92.9 million reduction in borrowings under the Company's revolving credit facility. The decrease in borrowings is primarily attributable to the factors impacting cash provided by operating activities noted above. Effective December 15, 1998, the Company reduced the commitment under its revolving credit facility to $500.0 million from $600.0 million. Under the terms of the revolving credit facility, up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. As of October 31, 1998, $72.0 million of borrowings and $50.6 million of letters of credit were outstanding on a revolving basis and, on a pro forma basis after the commitment reduction, $377.4 million was available for future borrowing. Cash used for repayments of long-term debt includes $29.5 million for the repurchase of $31.0 million face amount of its 9% Series B Senior Subordinated Notes due 2007 and $4.0 million face amount of its 8-3/8% Series B Senior Notes due 2005, at a discount, resulting in a $4.8 million extraordinary gain ($2.9 million on an after-tax basis). Cash used for purchases of stock for treasury relates to the Company's repurchase of approximately 2.0 million shares of its outstanding common stock for $20.0 million, which reflects the limitation currently imposed under the Company's credit agreement.

     On November 6, 1998, the Company's Board of Directors approved the consolidation of certain manufacturing operations in order to optimize global sourcing activities. As part of this process, the Company will close its footwear manufacturing facility in Osgood, Indiana and a Caribbean-based component facility, and it will reconfigure and integrate certain operations at three facilities in Vanceburg and Hebron, Kentucky, and Vevay, Indiana. The closings and reconfigurations will begin in January 1999 and will continue through the first half of 1999. Approximately 700 positions are affected by this action and are evenly distributed between domestic and foreign operations. A pre-tax charge of approximately $7.0 million will be recorded in the fourth quarter of 1998 for this action, of which approximately $4.0 million represent cash outlays, substantially all of which are expected to be paid by the end of 1999.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has undertaken a comprehensive analysis and remediation program with respect to its information technology ("IT") systems and other systems and facilities to identify the systems that could be affected by the technical problems associated with the year 2000 and to ensure that they will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Program"). If modifications and replacements are not made in a timely manner, the Company could experience a temporary inability to process transactions, send invoices or engage in other important business activities due to system failures or miscalculations, the impact of which cannot be quantified at this time.

     The Company's Year 2000 Program is divided into the following four phases with the following estimated time frames:

(1) PLANNING (fourth quarter of 1996 - second quarter of 1998) - Establishing a Year 2000 program team and developing a comprehensive strategy.
(2) ASSESSMENT (third quarter of 1997 - first quarter of 1999) - Assessing the Year 2000 impact on the Company through inventory and analysis of systems supporting the core business areas and processes, prioritizing their conversion or replacement and identifying and securing necessary resources to do so. This phase may include developing contingency plans, if necessary.
(3) RENOVATION (fourth quarter of 1997 - second quarter of 1999) - Converting, replacing, or eliminating selected platforms, applications, databases and utilities and modifying interfaces.
(4)  VALIDATION AND IMPLEMENTATION (first quarter of 1998 - third quarter of
     1999) - Testing, verifying and validating converted or replaced platforms, applications, databases and utilities in an operational environment and implementing contingency plans, if necessary.

     In the third quarter of 1997, the Company commenced the assessment of its domestic IT software and hardware. The Company expects to substantially complete the development, programming changes and unit testing, including compatibility testing, and be Year 2000 compliant with respect to its domestic IT systems in the first quarter of 1999. In the first quarter of 1998, the Company commenced the assessment of its international IT software and hardware. The Company expects to substantially complete the development, programming changes and unit testing, including compatibility testing, and be Year 2000 compliant with respect to its international IT systems in the second quarter of 1999. The Company plans to complete the assessment of its non-computer equipment that could be affected by the technical problems associated with the Year 2000 issue by the first quarter of 1999 and to fully test such equipment by the end of the second quarter of 1999. As of October 31, 1998, the Company has completed approximately 60% of all phases of the Year 2000 Program, consistent with its timetable.

     Through the third quarter of 1998, the Company has expended approximately $3.4 million related to its global Year 2000 Program. The Company currently expects that the total costs of the Year 2000 Program, including both incremental spending and redeployed resources, will be approximately $6.0 million. The costs of the Year 2000 Program will be funded through existing sources of liquidity. Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel and the ability to locate and correct all relevant computer code and systems.

     The Company has been communicating, and continues to communicate, directly with selected key vendors, suppliers and customers regarding various critical systems. Additionally, the Company has mailed questionnaires to other significant third parties to determine the extent to which the Company is vulnerable to the failure of these third parties to become Year 2000 compliant. Third parties are under no contractual obligation to provide Year 2000 compliance information to the Company, and any failure of such third parties to become Year 2000 compliant involves risks and uncertainties.

     Based upon its assessment and remediation efforts to date, the Company is not aware of any material issues that would prevent it or its significant third party vendors, suppliers and customers from completing efforts necessary to achieve Year 2000 compliance on a timely basis. Accordingly, the Company is not able to develop a contingency plan for dealing with the most reasonably likely worst case scenario at this time.

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




                                                 Nine West Group Inc.
                                                     (Registrant)


                                      By:    /s/ Robert C. Galvin
                                          ---------------------------
                                                 Robert C. Galvin

                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Treasurer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)





Date: December 15, 1998








                                 INDEX TO EXHIBITS

     Exhibit
     Number   Exhibit
     ------   -------
     4.7.1    Supplemental Indenture, dated as of September 15, 1998, among the Registrant, Nine West Manufacturing II Corporation, a subsidiary of the Registrant, Nine West Development Corporation,
              Nine West Distribution Corporation, Nine West Footwear
              Corporation and Nine West Manufacturing Corporation
              (collectively, the "Existing Guarantors") and The Bank of New
              York, as trustee under the Senior Note Indenture dated as of July 9, 1997.

     4.8.1 Supplemental Indenture, dated as of September 15, 1998, among the Registrant, Nine West Manufacturing II Corporation, the Existing Guarantors and The Bank of New York, as trustee under the Senior Subordinated Note Indenture dated as of July 9, 1997.

     10.25 Amended and Restated Series 1995-1 Supplement to Pooling and Servicing Agreement, dated as of July 31, 1998, among Nine West Funding Corporation, The Bank of New York and the Registrant.

     10.26 Amended and Restated Series 1995-1 Certificate Purchase Agreement, dated as of July 31, 1998, among Nine West Funding Corporation, Corporate Receivables Corporation, the Liquidity Providers named therein, Citicorp North America, Inc. and The Bank of New York.

     10.27 Employment Agreement, dated October 19, 1998, between Robert C. Galvin and the Registrant.

     27       Financial Data Schedule.