Form 10-K405
period 1999-01-30
NINE WEST GROUP INC /DE
filed 1999-04-30
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the 52 weeks ended January 30, 1999

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

  Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title of Each Class:                              on Which Registered:
--------------------------------------            -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 16, 1999: $708,418,777.

     Total number of shares of Common Stock, $.01 par value per share, outstanding as of the close of business on April 16, 1999: 34,003,431.



                           TABLE OF CONTENTS
                                                                   Page
                                PART I

Item 1    Business                                                      3

Item 2    Properties                                                   14

Item 3    Legal Proceedings                                            15

Item 4    Submission of Matters to a Vote of Security Holders          16

                               PART II

Item 5    Market for Registrant's Common Equity and Related
           Stockholder Matters                                         17

Item 6    Selected Financial Data                                      17

Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         20

Item 7A   Quantitative and Qualitative Disclosures About
           Market Risk                                                 28

Item 8    Financial Statements and Supplementary Data                  30

Item 9    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                    65

                                PART III

Item 10   Directors and Executive Officers of the Registrant           66

Item 11   Executive Compensation                                       67

Item 12   Security Ownership of Certain Beneficial Owners and
           Management                                                  74

Item 13   Certain Relationships and Related Transactions               76

                                PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                 78






                                PART I

ITEM 1.   BUSINESS.

GENERAL

     Nine West Group Inc. (together with its subsidiaries, the "Company") is a leading designer, developer and marketer of quality, fashionable women's footwear and accessories. The Company markets a full collection of casual, career and dress footwear and accessories under multiple brand names, each of which is targeted to a distinct segment of the women's footwear and accessories markets, from "fashion" to "comfort" styles and from "moderate" to "bridge" price points. The Company's footwear and accessories are sold to more than 7,000 department, specialty and independent retail stores and through 1,499 of its own retail locations operating as of January 30, 1999.
In addition to its flagship Nine West label, the Company's internationally recognized brands include Amalfi, Bandolino, Calico, cK/Calvin Klein (under license), Easy Spirit, Enzo Angiolini, Evan-Picone (under license), 9 & Co., Pappagallo, Pied a Terre, Selby and Westies. The Company's Jervin private label division also arranges for the purchase of footwear by major retailers and other wholesalers for sale under the customers' own labels. The Company believes that its primary strengths are: (1) its widely-recognized brand names, (2) the high quality, value and styling of its products, (3) its ability to respond quickly to changing fashion trends, (4) its established sourcing relationships with efficient manufacturers in Brazil, China and other locations, (5) the broad distribution of its products through both wholesale and retail channels and (6) its ability to provide timely and reliable delivery to its customers. The Company believes that it is one of the few established footwear companies that offer a number of complete lines of well-known women's leather footwear in a wide variety of colors, styles and retail price points and that, as a result, it is able to capitalize on what the Company believes is a continuing trend among major wholesale accounts to consolidate footwear purchasing from among a narrowing group of vendors. In addition, the Company believes that the sale of footwear and accessories through its retail stores increases consumers' awareness of the Company's brands.

     On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Financial information for 1998, 1997 and 1996 is not comparable to 1995 and 1994, as Footwear Group results are included in the entire 1998, 1997 and 1996 periods and are included in 1995 for the 37-week period from May 23, 1995 through February 3, 1996.

     The Company, Jones Apparel Group, Inc. ("Jones") and Jill Acquisition
Sub Inc. ("Merger Sub") have entered into an Agreement and Plan of Merger dated as of March 1, 1999 (the "Merger Agreement"), pursuant to which the Company will be merged with Merger Sub (the "Merger") and all outstanding shares of the Company's Common Stock, other than shares held by parties to the Merger Agreement or by dissenting shareholders who perfect their statutory appraisal rights under Delaware law, will be converted into the right to receive $13.00 in cash and a number of shares of common stock of Jones (the "Jones Common Stock") equal to the Exchange Ratio, subject to the terms and conditions of the Merger Agreement. The "Exchange Ratio" will be (i) .5011 if the average price of the Jones Common Stock for a 15-day period prior to the Closing (the "Jones Stock Price") is greater than or equal to $24.00 and less than or equal to $34.00; (ii) equal to $12.00 divided by the Jones Stock Price if the Jones Stock Price is greater than or equal to $21.00 and less than $24.00; (iii) .5714 if the Jones Stock Price is less than $21.00; (iv) equal to $17.00 divided by the Jones Stock Price if the Jones Stock Price is greater than $34.00 but less than or equal to $36.00; and (v) .4722 if the Jones Stock Price is greater than $36.00. Based on a value of Jones Common Stock of $29-5/8 per share as of April 16, 1999, and including assumed debt, the transaction has a total value of approximately $1.5 billion. Jones is a designer and marketer of a broad array of products, including sportswear, jeanswear, suits and dresses. The Merger will be accounted for as a purchase for financial accounting purposes. The transaction is expected to close by the end of June 1999 and is subject to customary conditions, including approval by Company stockholders.

OPERATING SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES.

     The Company's operations are comprised of domestic wholesale, domestic retail and international segments. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of footwear and accessories through wholesale channels and the Company's own retail locations and are recorded on the basis of customer location. See "Business Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements.

DOMESTIC WHOLESALE SEGMENT

     The Company's domestic wholesale operations include the sale of both brand name and private label footwear and/or accessories through 11 branded divisions, as well as the Jervin private label division and the Accessories division. The Jervin private label division earns commissions on an agency basis for arranging with manufacturers the production of footwear for sale under its customers' private labels. The Jervin division provides design expertise, selects the manufacturer, oversees the manufacturing process and arranges the sale of footwear to the customer. The Accessories division produces and sells handbags and small leather goods under the names "Nine West," "Easy Spirit" and "Enzo Angiolini" through the Company's retail stores and primarily under the name "Nine West" through wholesale channels. Additionally, the Company's licensees sell products, including belts, children's shoes, eyewear, jewelry, legwear, outerwear, slippers and watches, to wholesale customers primarily under the name "Nine West," with respect to which the Company earns licensing revenues.

     The following table summarizes selected aspects of the products sold by the domestic wholesale segment:

               Product                 Market
               Classification         Segments              Retail Price Range
               --------------         --------              -------------------
                                                                 Footwear
                                                                 --------
                                                          Shoes         Boots
                                                          -----         -----
Nine West      Contemporary         Upper Moderate       $49 to $75     $79 to $160

Amalfi         Refined Classics     Salon                $110 to $140   $150 to $185

Bandolino      Modern Classics      Better               $60 to $75     $80 to $160

Calico         Value/Affordable     Moderate             $30 to $50     $60 to $65
               Fashion

cK/Calvin      Dress Tailored       Bridge               $65 to $195    $115 to $295
Klein          Casual
               Seasonal Sport

Easy Spirit    Comfort/Fit          Upper Moderate       $40 to $85     $70 to $125
               Active
               Sport/Casuals

Enzo           Sophisticated        Better               $60 to $88     $100 to $165
Angiolini      Classics

Evan-Picone    Contemporary         Bridge               $80 to $110    $120 to $150

9 & Co.        Junior/Trend         Moderate             $30 to $60     $55 to $100

Selby          Lifestyle Classics/  Upper Moderate       $60 to $85     $95 to $150
               Comfort

Specialty      Traditional/         Moderate/Lower       $25 to $40     $40 to $50
Marketing/     Contemporary         Moderate
Westies

Jervin         All                  Moderate/Lower       $20 to $50     $30 to $70
Private Label                       Moderate
                                                         Accessories
                                                         -----------
Accessories    Handbags and         Moderate/Better      $30 to $100
               small leather goods

cK/Calvin      Handbags and         Bridge               $35 to $200
Klein          small leather goods

DOMESTIC RETAIL SEGMENT

DOMESTIC SPECIALTY RETAIL OPERATIONS

     The Company's Nine West, Easy Spirit, Enzo Angiolini, 9 & Co. and cK/Calvin Klein Shoes and Bags divisions market footwear and accessories directly to consumers through the Company's domestic specialty retail stores operating in mall and urban retail center locations. Each of these stores sells footwear and accessories primarily under its respective brand name. The Company's Nine West, Easy Spirit and Enzo Angiolini retail stores offer a selection of exclusive products not marketed to the Company's wholesale customers. Certain of the Company's retail stores also sell products licensed by the Company, including belts, jewelry, legwear, outerwear and sunglasses. The Company plans to close up to 65 domestic specialty retail locations (net of openings) in 1999. Of these closings, approximately 50 are related to the Company's decision to close all 63 of its 9 & Co. stores in operation at January 30, 1999. The Company intends to close the remaining 9 & Co. stores in 2000.

     The following table summarizes selected aspects of the Company's domestic specialty retail stores:

                                                   Enzo                        cK/Calvin
                   Nine West     Easy Spirit     Angiolini        9 & Co.         Klein
                   ---------     -----------     ---------        -------      ----------
Number of          281           224             81               63           6
locations

Brands offered     Nine West     Easy Spirit     Enzo             9 & Co.      cK/Calvin
                   and, in                       Angiolini                     Klein
                   selected                      and, in
                   locations,                    selected
                   Bandolino                     locations,
                                                 Evan-Picone
                                                 and Nine West

Retail price       $59 to $170   $45 to $125     $60 to $165      $30 to $89   $65 to $295
range of shoes
and boots

Retail price       $18 to $79    $22 to $99      $15 to $200      $12 to $35   $20 to $200
range of handbags
and small leather
goods

Type of            Upscale and   Upscale and     Upscale malls    Regional     Upscale malls
locations          regional      regional        and urban        malls and
                   malls and     malls and       retail centers   urban retail
                   urban retail  urban retail                     centers
                   centers       centers

Average store
size (in square    1,563         1,380          1,344             1,539        1,824
feet)

Revenues per
square foot        $455          $422           $470              $306         $408
during 1998(a)

     (a) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross retail square footage.

DOMESTIC VALUE-BASED RETAIL OPERATIONS

     The Company's domestic value-based retail stores are operated by the Company's Value-Based Retail Stores division under the following names: Nine West Outlet, Easy Spirit Outlet and Banister. This division also operates leased departments in Stein Mart stores. The outlet concept was implemented by the Company in order to target more value-oriented retail customers and to offer a distribution channel for its residual inventories. In 1998, 25% to 30% of the Nine West Outlet stores' merchandise consisted of discontinued styles from the Company's specialty retail stores and the Company's wholesale operations, with the remainder of the merchandise consisting of new production of current and proven prior season's styles. Banister and Stein Mart stores carry the Company's brands of women's footwear and a limited selection of other suppliers' women's and men's dress, casual and athletic footwear. The Easy Spirit Outlet stores sell primarily the Easy Spirit brand and focus on the size, width and comfort business with a selection of Selby styles in selected stores. The Company plans to close up to 10 domestic value-based retail locations (net of openings) in 1999. This division also operates the Company's temporary clearance centers.

     The following table summarizes selected aspects of the Company's domestic value-based retail stores:

                       Nine             Easy
                       West             Spirit
                       Outlet(a)        Outlet          Banister         Stein Mart
                       ------           ------          --------         ----------
Number of              164              35              129              86
locations

Brands offered         Primarily        Easy Spirit     All Company      All Company
                       Nine West        and Selby       brands           brands

Retail price range     $25 to $100      $25 to $80      $25 to $90       $25 to $90
of shoes and boots

Type of locations      Mfr's outlet     Mfr's outlet    Mfr's outlet     Strip centers
                       centers          centers         centers

Average store size     2,645            2,432           4,553            2,794
(in square feet)

Revenues per square    $322             $259            $181             $174
foot during 1998 (b)

   (a) Includes 10 Enzo Angiolini Outlet stores in operation at January 30,
       1999, which carry primarily the Enzo Angiolini brand at retail prices ranging from $25 to $100 and are located in manufacturers' outlet centers. The Company does not currently plan to expand the number of Enzo Angiolini Outlet stores.

   (b) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross retail square footage.

DOMESTIC RETAIL OPENINGS

     The Company's ongoing evaluation of its retail operations has led to a decision to grow its retail network at a slower pace by applying rigorous standards to all retail location opening and closing decisions. As a result, the Company plans to open 25 to 30 domestic specialty and value-based retail locations in 1999 (excluding closings). Proposed sites for the Company's retail stores are selected based on location, including the area's population density and level of traffic, average sales per square foot of the shopping mall, urban retail center or manufacturers' outlet center locations, average household income and other local demographics. Outlet stores generally are located outside the shopping radius of the Company's wholesale customers and its specialty retail stores. The types of stores opened by the Company and the results generated by such stores depend on various factors, including, among others, general economic and business conditions affecting consumer spending, the performance of the Company's wholesale and retail operations, the acceptance by consumers of the Company's retail concepts, the availability of desirable locations and the ability of the Company to negotiate acceptable lease terms for new locations, hire and train personnel and otherwise manage such expansion. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding planned store openings and capital expenditures.


INTERNATIONAL SEGMENT

     In 1995, the Company organized an international division for the purpose of promoting sales growth of the Company's products. The Company's international division derives its revenues primarily from the operation of retail locations, and sells footwear and, in some cases, accessories, under certain of the Company's brand names. Certain of the Company's Pied a Terre locations offer clothing. The Company currently markets its products to customers in more than 55 countries, including Australia, Canada, Chile, China, France, Hong Kong, Japan, Malaysia, Mexico, Singapore, Taiwan, Thailand and the United Kingdom. The Company operated 430 specialty retail locations internationally (146 specialty retail stores and 284 specialty retail concessions) at the end of 1998, including 228 in the United Kingdom, 25 in Canada and 8 in France. Of those 430 specialty retail locations, the Company operated 169 specialty retail locations through joint ventures in Australia
(28), Japan (43), Hong Kong (25), Malaysia (3), Singapore (5), Taiwan (51) and Thailand (14). During 1998, the Company acquired 25 specialty retail stores in the United Kingdom and opened (net of closings) 57 specialty retail locations in Asia, Australia, Canada and Europe.

     As a result of the Company's decision to grow its retail network at a slower pace, the Company plans to open up to 15 additional international retail locations (net of closings) in 1999. Consistent with this policy, the Company intends to expand its international retail presence through both retail location openings and, subject to the Company's ability to find acceptable partners, various cooperative arrangements with established retailers. However, the Company presently has no commitments to expand into any country other than those in which it currently operates. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding planned store openings and capital expenditures.


     The following table summarizes selected aspects of the Company's international retail locations:


                                  Easy           Enzo      cK/Calvin    Pied a
                Nine West        Spirit       Angiolini      Klein      Terre             Shoe Studio
                ---------        ------       ---------    ---------    ------            -----------
Number of       189              3            17           16           36                169
locations

Brands          Primarily        Easy         Primarily    cK/Calvin    Pied a            Bertie, Roland
offered         Nine West        Spirit       Enzo         Klein        Terre and         Cartier, Roberto
                                 and Selby    Angiolini                 a selection       Vianni, Vivaldi,
                                                                        of cK/Calvin      Nine West and
                                                                        Klein             a selection of
                                                                                          other brands
Retail price
range of shoes  $40 to $155      $80 to $130  $65 to $160  $90 to $240  $100 to $280      $35 to $92
and boots
(in U. S.
dollars)

Type of         Upscale and      Regional     Department   Department   Urban retail      Department
locations       regional         malls        store        store        locations,        store concessions
                malls, urban                  concession   concessions  regional malls
                retail                        and upscale  and upscale  and department
                locations and                 malls        malls        store concessions
                department store
                concessions

Average store
size (in        964              1,337        524          691          1,015             1,582
square feet)

Revenues per
square foot     $517             $186         $474         $577         $777              $477
during
1998 (a)

(a) Revenues per square foot are determined by dividing total retail net revenues by the annual average gross retail square footage.

DESIGN

     Separate design teams for each branded division (which are staffed with a line builder, one or two designers and, in some cases, a fashion director) develop the Company's brands by independently interpreting global lifestyle, clothing, footwear and accessories trends. To research and confirm such trends, the teams: (1) travel extensively in Asia, Europe and major American markets; (2) conduct extensive market research on retailer and consumer preferences; and (3) subscribe to fashion and color information services.
Each team separately develops between 60 and 300 initial designs for each season and, working closely with senior management, selects 20 to 110 styles that maintain each brand's distinct personality. Samples are refined and then produced. After the samples are evaluated, lines are modified further for presentation at each season's shoe shows.

MANUFACTURING

     The Company relies on its long-standing relationships with its Brazilian and Chinese manufacturers working through its independent buying agents, its own factories, and other third party manufacturers in other countries, to provide a steady source of inventory. Allocation of production among the Company's footwear manufacturing resources is determined based upon a number of factors, including manufacturing capabilities, delivery requirements and pricing.

     During 1998, approximately 50% of the Company's footwear products were manufactured by more than 15 independently owned footwear manufacturers in Brazil. As a result of the number of entrepreneurial factory owners, the highly skilled labor force, the modern, efficient vertically-integrated factories and the availability of high-quality raw materials, the Brazilian manufacturers are able to produce significant quantities of moderately priced, high-quality leather footwear. The largest of these Brazilian factories operate tanneries for processing leather and produce lasts, heels and other footwear components as well as finished goods, and source raw materials worldwide based on input from the Company. The Company believes that its relationships with its Brazilian manufacturers provide it with a responsive and active source of supply of its products and, accordingly, give the Company a significant competitive advantage. The Company also believes that purchasing a significant percentage of its products in Brazil allows it to maximize production flexibility while limiting its capital expenditures, work-in-process inventory and costs of managing a larger production work force. Because of the sophisticated manufacturing techniques and vertical integration of these manufacturers, individual production lines can be quickly changed from one style to another, and production of certain styles can be completed in as few as four hours, from uncut leather to boxed footwear.

     Historically, instability in Brazil's political and economic environment has not had a material adverse effect on the Company's financial condition or results of operations. The Company cannot predict, however, the effect that future changes in economic or political conditions in Brazil could have on the economics of doing business with its Brazilian manufacturers. Although the Company believes that it could find alternative manufacturing sources for those products which it currently sources in Brazil, the establishment of new manufacturing relationships would involve various uncertainties, and the loss of a substantial portion of its Brazilian manufacturing capacity before the alternative sourcing relationships were fully developed could have a material adverse effect on the Company's financial condition or results of operations. However, the Company has manufacturing operations in the United States and the Dominican Republic and additional relationships in China and other countries as potential alternative sources for its products.

     The Company currently owns and operates two domestic footwear manufacturing factories and one component factory which, during 1998, manufactured collectively approximately 8% of all footwear products sold by the Company. During 1998, as part of its continuing program of consolidating operations and optimizing its global sourcing activities in order to reduce overall product cost, the Company closed one domestic manufacturing factory and substantially completed the reconfiguration and integration of certain operations at its three remaining domestic factories, which reduced annual domestic footwear production capacity from approximately 5.0 million pairs to approximately 3.0 million pairs. See "Item 2 - Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The Company's footwear manufacturing factories can produce different styles on the same line to increase flexibility and respond to various demands. The domestic factories source raw materials worldwide, including from the Company's vendors in Brazil. These factories typically operate with two shifts but can expand to three when demand is high. The Company also leases and operates two factories in the Dominican Republic which produce primarily the upper components used by the Company's domestic factories. The Company discontinued use of a leased component factory in Honduras in February 1999.

     The Company's footwear is also manufactured by independent third parties located in China (approximately 26%) and, to a lesser extent, Korea and other countries in the Far East, and in Italy, Spain and Uruguay. The Company's accessories are sourced through the Company's own buying offices in Korea and Hong Kong, which utilize independent third party manufacturers in China and Indonesia.

     The price paid by the Company for any style of footwear is determined after a physical sample of the style is produced, and is dependent on, among other things, the materials used and the quantity ordered for such style of footwear. Once a price list by style has been prepared and agreed to with a manufacturer, changes in prices generally occur only as a result of substitution of materials at the request of the Company. During the past year, there have been moderate increases in the general price of leather, which have generally been reflected in the selling price of the Company's products. Products have historically been purchased from the Brazilian and Asian manufacturers in pre-set United States dollar prices, and therefore, the Company generally has not been adversely affected by fluctuations in exchange rates. However the Company anticipates that in 1999, it will benefit from the devaluation of the Brazilian real that began in January 1999.

     The Company places its projected orders for each season's styles with its manufacturers prior to the time the Company has received all of its customers' orders. Because of the Company's close working relationships with its third party manufacturers (which allow for flexible production schedules and production of large quantities of footwear within a short period of time), most of the Company's orders are finalized only after it has received orders from a majority of its customers. As a result, the Company believes that, in comparison to its competitors, it is better able to meet sudden demands for particular designs, more quickly exploit market trends as they occur, reduce inventory risk and more efficiently fill reorders booked during a particular season.

     The Company does not have any contracts with any of its manufacturers but, with respect to footwear imported from Brazil, relies on its long-standing relationships with its Brazilian manufacturers directly and through its independent buying agent, Bentley Services Inc. (the "Agent").
The Agent and its affiliates have overseen the activities of the Brazilian manufacturers for more than 15 years. In consultation with the Company, the Agent selects the proper manufacturer for the style being produced, monitors the manufacturing process, inspects finished goods and coordinates shipments of finished goods to the United States. The Company entered into a five-year contract with the Agent effective January 1, 1992, which has been extended for an additional five years, which provides that the Agent, its owners, employees, directors and affiliates will not act as a buying agent for, or sell leather footwear manufactured in Brazil to, other importers, distributors or retailers for resale in the United States, Canada or the United Kingdom.
As compensation for services rendered, the Agent receives a percentage of the sales price of the merchandise shipped to the Company. Paramont Trading S.A., an affiliate of the Agent, serves as the Company's agent in China. In addition to the Agent and Paramont Trading S.A., the Company utilizes its own buying offices in Hong Kong, Italy, Korea and Spain. Neither the Agent or Paramont Trading S.A. nor any of their principals are affiliates of the Company.

MARKETING

     The Company introduces new collections of footwear at industry-wide shoe shows, held four times yearly in New York City and twice yearly in Las Vegas, and at regional shoe shows throughout the year. The Company also introduces new accessory collections at market shows that occur four times each year in New York City. After each show, members of the Company's 127-person direct sales force visit customers to review the lines and take orders. The Company presently has footwear showrooms in New York City and Dallas, an accessories showroom in New York City, and a cK/Calvin Klein Shoes and Bags showroom in New York City, where buyers view and place orders for the Company's products. In addition, licensees show the licensed products within their own showrooms.

     The Company promotes its business with certain department and specialty retail stores through "concept marketing teams," enabling the Company to bring its retail and sales planning expertise to individual retailers. Concept marketing teams are comprised of members of branded division management who have extensive retail backgrounds and include field merchandising associates who monitor sales of the Company's products. Under this program, the concept marketing teams work with the retailer to create a "focus area" or "concept shop" within the store that displays the full collection of an entire brand in one area. The concept marketing team assists the department and specialty retail stores by: (1) recommending how to display the Company's products; (2) educating the store personnel about the Company and its products; (3) selecting the appropriate product assortment; (4) recommending when a product should be re-ordered or its retail price marked-down; (5) providing sales guidance, including the training of store personnel; and (6) developing advertising programs for the retailers to promote sales of the Company's products. The goal of the concept marketing teams is to promote high retail sell-throughs of the Company's products at attractive profit margins for its retail customers. Through this approach, customers are encouraged to devote greater selling space to the Company's products and the Company is better able to assess consumer preferences, the future ordering needs of its customers and inventory requirements.

ADVERTISING AND PROMOTION

     The Company's brands are positioned and marketed through consistent, integrated communication programs, including national advertising, special events, product packaging and in-store visual support. The Easy Spirit brand is advertised on television and in lifestyle, health and fitness magazines. The Company's in-house creative services department works closely with senior management and oversees the conception, production and execution of virtually all aspects of these activities. The Company also participates in cooperative advertising programs in newspapers and magazines with its major wholesale customers and shares the cost of its wholesale customers' advertising based on total purchases. The Company produces national advertising campaigns for its Nine West, Enzo Angiolini, Easy Spirit, 9 & Co. and Pied a Terre brands in major fashion magazines, including Vogue, In Style, Marie Claire, Teen People, Vanity Fair and Elle. In 1998, 1997 and 1996, the Company incurred $42.2 million, $57.7 million and $45.2 million, respectively, of national, cooperative and other advertising expenses. The decrease in advertising expenses in 1998 is attributable primarily to decreased national advertising. Under the Company's license agreement with Calvin Klein, Inc. (the "License Agreement"), the Company has agreed to meet certain thresholds based on Revenues (as defined in the License Agreement) for cooperative, trade and local advertising for the cK/Calvin Klein retail locations, and consumer advertising and promotion of licensed products and the licensed trademark.

     The Company also believes that its retail network promotes brand name recognition and supports the merchandising of complete lines by, and the marketing efforts of, its wholesale customers.

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

     The Company's imported products are subject to United States customs duties and, in the ordinary course of its business, the Company may from time to time be subject to claims for duties and other charges. United States customs duties currently incurred by the Company with respect to footwear are 10% of factory cost on footwear made principally of leather and between 6% and 37.5% of factory cost on synthetic footwear. United States customs duties currently incurred by the Company with respect to accessories are between 8% and 10% of factory cost on items made of leather, 19% and 20% of factory cost on items made of synthetic fibers and 7% and 19% of factory cost on items made of natural fibers. During 1998, approximately 86% of the Company's net revenues were derived from the sale of footwear and accessories principally made of leather.

DISTRIBUTION

     The Company utilizes fully integrated information systems to facilitate the receipt, processing and distribution of its merchandise through its domestic distribution centers, which consist of two leased facilities located in West Deptford, New Jersey and one leased facility located in Cincinnati, Ohio. Upon completion of manufacturing, the Company's products are inspected, bar coded, packed and shipped from the manufacturing facilities to the distribution centers. In 1998, ocean freight of imported products manufactured overseas accounted for approximately 92% of the Company's shipments. Warehouse personnel log in shipments utilizing bar codes, which enable easy identification of products and allow the Company's wholesale customers to participate in its "open stock" and "quick response" inventory management programs. The Company's open stock inventory management program allows its wholesale customers to fill their smaller, single or multiple pair reorders in basic sizes and colors, rather than purchasing larger case good quantities. The quick response program generally allows for a 48-hour replenishment with open-stock inventories from the time the order is placed until it is shipped from one of the distribution centers, which utilize inventory sortation systems which enhance the quick response program. Orders for quick response shipments are typically received via electronic data interchange ("EDI"). Although the open stock and quick response programs require the Company to maintain more sizes and widths of footwear than are normally carried in the pre-packaged cases and, therefore, increased inventory levels, these programs give the customer the advantage of carrying smaller inventories and improving inventory turns and customer order fill rates. The Company believes its ability to offer this flexibility to its customers gives it a significant competitive advantage and reduces the incidence of mark-down allowances and returns.

     The Company utilizes various arrangements for the receipt, processing and distribution of its merchandise internationally. The Company's joint venture companies lease distribution facilities in Hong Kong, Taiwan, Thailand, Singapore and Australia. The Company also utilizes third party warehousing services in the Netherlands, the United Kingdom, Japan and Canada.

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

     The Company has undertaken a comprehensive analysis and remediation program with respect to its information technology systems and other systems and facilities in order to identify the systems that could be affected by the technical problems associated with the year 2000 and to ensure that they will function properly with respect to dates in the year 2000 and thereafter. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

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

BACKLOG

     At January 30, 1999, the Company had unfilled wholesale customer orders of approximately $253.8 million compared to $298.8 million at January 31, 1998. The backlog at any particular time is affected by a number of factors, including the scheduling of product shipments and the mix of product and style (open stock or seasonal inventory) orders, as well as customer demand.
Backlog is also affected by a continuing trend among customers to reduce the lead time on their orders. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

CREDIT AND COLLECTION

     The Company, through its credit department, manages all of its customer credit functions, including extensions of credit, collections and investigations of accounts receivable and chargebacks, and the application of cash and credits. The Company's bad debt expense was 0.3% of net revenues for 1998.

PRINCIPAL CUSTOMERS

     The Company's ten largest wholesale customers represented 37% of gross revenues for 1998. Certain of the Company's wholesale customers are under common ownership. When considered as a group under common ownership, sales to the department store divisions owned by Federated Department Stores, Inc. represented 11%, 12% and 13% of the Company's consolidated net revenues in 1998, 1997 and 1996, respectively. While the Company believes that purchasing decisions have generally been made independently by each department store customer, there is a trend among department stores toward more centralized purchasing decisions.

TRADEMARKS AND PATENTS

     The Company owns federal registrations and/or pending federal applications in the United States Patent and Trademark Office for most of the trademarks and variations thereof that it uses, including Amalfi, Bandolino, Banister, Calico, Cloud 9 Nine West, Cobbie Cuddlers, Easy Spirit, Enzo Angiolini, Joyce, 9 & Co., Nine West, Nine West Kids, NW, Pappagallo, Pied a Terre, Red Cross, Selby, Westies and others. In addition, the Company has entered into worldwide license agreements granting it the exclusive right to produce and sell footwear under the Evan-Picone name (except in Japan), footwear and accessories under the cK/Calvin Klein name and women's footwear under the Capezio name and has been assigned rights under license agreements for the production of various other products under the Capezio name. In addition, the Company owns and/or has pending applications for certain of its trademarks in other countries, including, but not limited to, Australia, Canada, China, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Korea, Mexico and the United Kingdom. In the United Kingdom, the Company, through its subsidiary, The Shoe Studio Group Limited, owns registrations for certain trademarks, including Bertie, Roland Cartier, Roberto Vianni and Vivaldi, for use on footwear and/or accessories.

     The Company regards the trademarks and other proprietary rights that it owns and uses as valuable assets and intends to defend them vigorously against infringement. Most of the registrations for the Company's trademarks are currently scheduled to expire or be canceled at various times between 1999 and 2009; however, trademark registrations can be renewed and maintained if the marks are still in use for the goods and services covered by such registrations.

     The Company has granted licenses of certain of its trademarks to other companies with respect to the manufacture and marketing of footwear and non-footwear products, including legwear, eyewear, jewelry, children's shoes, outerwear, belts, slippers and watches.

     The Company also holds numerous patents and has several patent applications pending in the United States Patent and Trademark Office and in certain other countries.


EMPLOYEES

     The Company employs approximately 8,900 full-time and 6,700 part-time employees, 11,800 of whom are employed in the Company's retail stores. Approximately 140 of the Company's 450 distribution employees are represented by labor unions. The Company considers its relationships with its employees and labor unions to be good.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located in a 366,460 square foot facility in White Plains, New York. The White Plains facility is leased pursuant to a 25-year operating lease which expires in February 2022. The Company is actively seeking to assign or sublet approximately 25% of the space in the White Plains facility. The Company is a party to a lease with respect to 101,179 square feet of office space in Stamford, Connecticut, which served previously as the Company's principal executive offices. The initial term of this lease expires on December 31, 2002. The Company has sublet 45,080 square feet of this space pursuant to a sublease expiring on December 30, 2002 and is actively seeking to assign or sublet the remaining space. Certain of the Company's administrative functions are conducted in a 38,000 square foot facility in St. Louis, Missouri which is owned by the Company.

     The Company currently leases two distribution facilities in West Deptford, New Jersey comprising 719,466 square feet pursuant to leases having initial terms expiring in 2002 and 2016, and a distribution facility in Cincinnati, Ohio comprising 489,000 square feet pursuant to a lease with an initial term which expires in 2003. The West Deptford facility leases expiring in 2002 and 2016 and the Cincinnati facility lease are each subject to renewal options of one five-year term, six five-year terms and two five-year terms, respectively. The Company's joint venture companies lease distribution facilities in Hong Kong, Taiwan, Thailand, Singapore and Australia. The Company also utilizes third party warehousing services in the Netherlands, the United Kingdom, Japan and Canada for the receipt, processing and distribution of merchandise internationally. The Company believes that these facilities are suitable for its domestic and international distribution needs.

     The Company currently owns and operates two footwear manufacturing plants and one component plant, with an aggregate of approximately 170,000 square feet of space in Kentucky and Indiana. The Company also leases one machinery parts warehouse with approximately 20,000 square feet of space in Kentucky, an 88,000 square foot raw materials warehouse and product development center in Kentucky and two component plants with a total of approximately 102,000 square feet of space in the Dominican Republic. During 1998, the Company's manufacturing plants operated at approximately 88.0% of optimum production capacity. The Company believes that its manufacturing and component plants are suitable for its domestic production needs.

     The Company also owns three closed factories in Kentucky and Indiana with an aggregate of approximately 219,000 square feet of space, which the Company intends to sell.

     The Company operates two showrooms in New York, New York and one in Dallas, Texas with an aggregate of approximately 61,000 square feet of space under leases that expire in 2002, 2003 and 2005.

     The Company's domestic retail stores are leased pursuant to leases that extend for terms which average ten years. Certain leases allow the Company to terminate its obligations after three years in the event that a particular location does not achieve specified sales volume. Many leases include clauses that provide for contingent payments based on sales volumes, and many leases contain escalation clauses for increases in operating costs and real estate taxes.

     The Company's international retail locations consist of specialty retail stores and concessions. The retail stores are leased pursuant to leases that extend for terms which range from five to 25 years. The concessions are located in Europe and Asia and are operated pursuant to either leases with certain department stores or other arrangements with third parties which are generally cancelable upon between one to six months' notice by either party. Rental payments for certain specialty retail concessions are based solely on percentage of sales volume.

ITEM 3.  LEGAL PROCEEDINGS.

     The Federal Trade Commission is currently conducting an inquiry with respect to the Company's resale pricing policies to determine whether the Company violated the federal antitrust laws by agreeing with others to restrain the prices at which retailers sell footwear and other products marketed by the Company. In addition, Attorneys General from the States of Florida, New York, Ohio and Texas are conducting similar inquiries.

     Since January 13, 1999, more than 25 putative class actions have been filed on behalf of purchasers of the Company's footwear in three separate federal courts alleging that the Company violated Section 1 of the Sherman Act by engaging in a conspiracy with its retail distributors to fix the minimum prices at which the footwear marketed by the Company was sold to the public. All of these class action complaints have been consolidated into a single action in the United States District Court for the Southern District of New York and seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. In addition, five putative class actions based on the same alleged conduct have been filed in state courts in New York, the District of Columbia, Wisconsin, California and Minnesota alleging violations of those states' respective antitrust laws. The five state actions likewise seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees.

     Based on the short period of time that has elapsed since the inception of the inquiries and the filing of the lawsuits, the Company's existing policies relating to resale pricing and the limited information available to the Company with respect to compliance with those policies, the Company does not anticipate that the inquiries or lawsuits will result in a material adverse financial effect on the Company.

     On March 3, 4 and 5, 1999, four purported stockholder class action suits were filed against the Company, the members of the Company's Board of Directors and Jones in the Delaware Court of Chancery. These complaints allege, among other things, that the defendants have breached their fiduciary duties to Company stockholders by failing to maximize stockholder value in connection with entering into the Merger Agreement. The complaints seek, among other things, an order enjoining completion of the merger. The Company and Jones believe that the complaints are without merit and plan to defend vigorously against the complaints.

     On May 1, 1997, the Company learned that on April 10, 1997, the United States Securities and Exchange Commission (the "SEC") entered a formal order of investigation of the Company. Based on conversations with the staff of the SEC, the Company believes that this investigation was primarily focused on the revenue recognition policies and practices of certain of the Company's divisions that were acquired from U.S. Shoe in 1995. On October 29, 1997, the Company received a subpoena issued by the SEC in connection with its investigation requesting the Company to produce certain documents relating to the purchase by the Company of products manufactured in Brazil from 1994 to date, including documents concerning the prices paid for such products and the customs duties paid in connection with their importation into the United States. On February 1, 1999, the SEC informed the Company that its investigation had been terminated with no enforcement action being recommended against the Company.

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

                                                      HIGH        LOW
                                                      ----        ---
    FIFTY-TWO WEEKS ENDED JANUARY 31, 1998
    Thirteen weeks ended May 3, 1997................ $52-3/8     $39-1/4
    Thirteen weeks ended  August  2, 1997 ..........  41-3/4      32-1/2
    Thirteen weeks ended November  1, 1997 .........  43-5/16     34-5/16
    Thirteen weeks ended January  31, 1998 .........  35-3/4      25-5/8

    FIFTY-TWO WEEKS ENDED JANUARY 30, 1999
    Thirteen weeks ended May 2, 1998................ $29-7/16    $23-1/2
    Thirteen  weeks ended  August  1, 1998 .........  29          22-5/16
    Thirteen weeks ended October  31, 1998 .........  22-1/4      7-7/16
    Thirteen weeks ended January  30, 1999 .........  16          11-1/4


     As of April 16, 1999, there were 225 holders of record of the Common
Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected balance sheet and income statement information for the last two and three years, respectively, has been derived from the Consolidated Financial Statements of the Company audited by Deloitte & Touche LLP, independent auditors, whose report thereon appears elsewhere in this report. The balance sheet information for 1996 and the selected financial data for 1995, for the transition period from January 1, 1995 through January 28, 1995 and for 1994 have been derived from the audited (unless noted otherwise) financial statements of the Company, not presented herein. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.


                                                                                                      Transition
                                                      52 Weeks    52 Weeks    52 Weeks    53 Weeks        Period
                                                         Ended       Ended       Ended       Ended  January 1 to  Year Ended
                                                    January 30  January 31  February 1  February 3    January 28 December 31
                                                          1999        1998        1997        1996         1995         1994
                                                          ----        ----        ----        ----          ----        ----
INCOME STATEMENT DATA (a)                                (in thousands except retail operating data and per share data)
Net revenues.....................................   $1,916,707  $1,865,318  $1,603,115  $1,258,630      $ 42,539    $652,457
Cost of goods sold...............................    1,126,860   1,063,581     913,946     720,963        24,582     364,533
Purchase accounting adjustments to cost of goods
  sold (b).......................................            -           -           -      34,864             -           -
                                                    ----------  ----------  ----------   ---------      --------    --------
  Gross profit...................................      789,847     801,737     689,169     502,803        17,957     287,924
Selling, general and administrative expenses (c).      651,601     609,991     479,284     381,021        16,402     178,916
Business restructuring expenses (d)..............       12,619           -      18,970      51,900             -           -
Amortization of acquisition goodwill and other
  intangibles....................................       10,778       9,648       9,562       6,637             -           -
                                                    ----------  ----------  ----------    --------      --------    --------
  Operating income from continuing operations....      114,849     182,098     181,353      63,245         1,555     109,008
Interest expense.................................       53,467      54,014      41,947      29,611             -       2,199
                                                    ----------  ----------  ----------    --------      --------    --------
  Income from continuing operations before
    income taxes.................................       61,382     128,084     139,406      33,634         1,555     106,809
Income tax expense...............................       23,937      49,953      55,762      14,658           614      42,919
                                                    ----------  ----------  ----------    --------      --------    --------
  Income from continuing operations before
    extraordinary item...........................   $   37,445  $   78,131  $   83,644  $   18,976     $     941    $ 63,890
                                                    ==========  ==========  ==========    ========      ========    ========
  Net income (e).................................   $   40,368  $   78,131  $   81,008  $   18,976     $     941    $ 63,890
                                                    ==========  ==========  ==========    ========      ========    ========
  Weighted average common shares:
    Basic shares outstanding.....................       35,159      35,836      35,647      35,011        34,655      34,555
    Diluted shares outstanding...................       35,163      39,462      38,554      35,707
  Earnings per share: (f)
    Basic income from continuing operations
      before extraordinary item..................   $     1.07  $     2.18  $     2.35  $     0.54     $    0.03    $   1.85
                                                    ==========  ==========  ==========   =========     =========    ========
    Basic net income.............................   $     1.15  $     2.18  $     2.27  $     0.54     $    0.03    $   1.85
                                                    ==========  ==========  ==========   =========     =========    ========
    Diluted income from continuing operations
      before extraordinary item..................   $     1.07  $     2.15  $     2.27  $     0.53
                                                    ==========  ==========  ==========   =========
    Diluted net income...........................   $     1.15  $     2.15  $     2.21  $     0.53
                                                    ==========  ==========  ==========   =========

                                                    January 30  January 31  February 1  February 3               December 31
                                                          1999        1998        1997        1996                      1994
BALANCE SHEET DATA                                        ----        ----        ----        ----                      ----
Working capital..................................   $  450,211  $  589,377  $  491,674  $  297,312                  $170,015
Total assets.....................................    1,217,129   1,391,539   1,261,063   1,160,092                   302,791
Long-term debt...................................      510,804     687,263     600,407     471,000                     2,400
Stockholders' equity.............................   $  458,064  $  438,848  $  360,540  $  328,326                  $234,627

RETAIL OPERATING DATA (unaudited)
Retail locations open at end of period:
  Nine West......................................          281         293         285         268                       229
  Easy Spirit....................................          224         219         167         131                         -
  9 & Co.........................................           63          74          79          63                        43
  Enzo Angiolini.................................           81          79          66          54                        34
  cK/Calvin Klein................................            6           3           -           -                         -
                                                         -----       -----       -----         ---                       ---
    Total mall-based.............................          655         668         597         516                       306
                                                         -----       -----       -----         ---                       ---
  Nine West outlet (g)...........................          164         158         141         123                       100
  Easy Spirit outlet.............................           35          35          19          11                         -
  Banister.......................................          129         142         138         142                         -
  Stein Mart.....................................           86         108          82          67                         -
                                                         -----       -----       -----         ---                       ---
    Total value-based............................          414         443         380         343                       100
                                                         -----       -----       -----         ---                       ---
      Total domestic.............................        1,069       1,111         977         859                       406
      International..............................          430         348          84          29                         4
                                                         -----       -----       -----         ---                       ---
        Total....................................        1,499       1,459       1,061         888                       410
                                                         =====       =====       =====         ===                       ===
Revenues per square foot: (h)
  Nine West......................................   $      455  $      497  $      529  $      543                  $    581
  Easy Spirit....................................          422         487         538         495                         -
  9 & Co.........................................          306         319         308         322                       293
  Enzo Angiolini.................................          470         527         571         552                       539
  cK/Calvin Klein................................          408           -           -           -                         -
  Nine West outlet (g)...........................          322         349         367         359                       361
  Easy Spirit outlet.............................          259         235         195         210                         -
  Banister.......................................          181         178         162         166                         -
  Stein Mart.....................................          174         176         171         179                         -
  International..................................   $      507  $      602  $      774  $      842                  $      -
Square footage of gross space at end of period...    2,825,976   2,820,169   2,248,988   1,985,270                   691,338
                                                        (footnotes follow)



NOTES:

(a) On May 23, 1995, the Company consummated its acquisition (the "Acquisition") of the footwear business of The United States Shoe Corporation (the "Footwear Group"). Income statement data for 1998, 1997 and 1996 is not comparable to the prior years, as such information: (1) reflects 52-week periods (364 days) ended January 30, 1999, January 31, 1998 and February 1, 1997 while 1995 reflects a 53-week period (371 days) ended February 3, 1996 and 1994 is a 365-day period; and (2) includes the results of operations of the Footwear Group during the full 52-week period, while such Footwear Group results are only included in the 1995 period for the 37-week period from May 23, 1995 through February 3, 1996 and are excluded from all periods prior to the Acquisition. The transition period was created due to the change in the Company's fiscal year.

(b) Reflects a $34.9 million pre-tax non-recurring increase in cost of goods sold, attributable to the fair value of inventory over FIFO cost, recorded as a result of the Acquisition.

(c) The fourth quarters of 1998 and 1997 include pre-tax charges of $3.7 million and $6.3 million, respectively, for severance and other costs related
to the reduction of corporate positions.   Additionally, during the fourth
quarter of 1998 the Company recognized a $12.3 million pre-tax curtailment gain under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits." See "Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

(d) Represents business restructuring and integration expenses associated primarily with the restructuring of the Company's manufacturing operations and the decision to close the Company's 9 & Co. retail stores in 1998, the restructuring of North American manufacturing facilities in 1996 and with the integration of the Footwear Group into the Company in 1995. See "Business Restructuring Charges" in the Notes to Consolidated Financial Statements.

(e) 1998 includes a $2.9 million after-tax extraordinary gain on early extinguishment of debt. See "Extraordinary Item" in the Notes to Consolidated Financial Statements. 1996 includes a $2.6 million after-tax loss on disposal of discontinued operation. See "Loss on Disposal of Discontinued Operation" in the Notes to Consolidated Financial Statements.

(f) Diluted weighted average common shares and common share equivalents reflect the impact of common stock equivalents, including outstanding stock options and the convertible notes issued in June 1996. The calculation of diluted earnings per share excludes the impact of antidilutive common stock equivalents.

(g) Includes 10 Enzo Angiolini Outlet stores in operation at January 30, 1999, which carry primarily the Enzo Angiolini brand.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for 1998. The Company's operations are comprised of domestic wholesale, domestic retail and international segments. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. As a result, the following discussion and analysis of net revenues, gross profit and selling, general and administrative expenses is based on the operating results of those segments, and reclassifications have been made to certain prior year net revenues amounts to conform to the current year presentation.

RESULTS OF OPERATIONS

     Net income for 1998 was $40.4 million, or $1.15 per share on a diluted basis, compared to net income of $78.1 million, or $2.15 per share on a diluted basis, for 1997 and $81.0 million, or $2.21 per share on a diluted basis, for 1996. Results for 1998 include an extraordinary after-tax gain of $2.9 million related to the Company's repurchase of $31.0 million face amount of its 9.0% Series B Senior Subordinated Notes due August 15, 2007 (the "Senior Subordinated Notes"), and $4.0 million face amount of its 8-3/8% Series B Senior Notes due August 15, 2005 (the "Senior Notes" and, together with the Senior Subordinated Notes, the "Notes"), at a discount (the "Note Repurchase Gain"). Results for 1996 include a $2.6 million after-tax loss on disposal of discontinued operation related to the Company's former Texas Boot division. Income from continuing operations before extraordinary gain for 1998 was $37.4 million, or $1.07 per share on a diluted basis and $83.6 million, or $2.27 per share on a diluted basis, for 1996.

     Over the past several years, the Company has undertaken a critical evaluation of all facets of its business and operations. Resulting from this ongoing evaluation were decisions that led to the following charges: (1) a pre-tax charge of $18.0 million recorded in the fourth quarter of 1998, including inventory write-downs of $5.4 million recorded as a component of cost of goods sold, related to the restructuring of the Company's manufacturing operations and the Company's decision to close its 9 & Co. retail stores (the "1998 Restructuring Charge"); and (2) pre-tax charges of $3.7 million and $6.3 million for severance and other costs related to the reduction of executive, administrative and staff positions during the fourth quarters of 1998 (the "1998 Severance Charge") and 1997 (the "1997 Severance Charge"), respectively. See "-- Liquidity and Capital Resources."

     The 1998 Restructuring Charge related to costs associated with: (1) the closure of one domestic manufacturing facility and one Caribbean-based component facility, and the reconfiguration and integration of certain operations at three other domestic manufacturing facilities (the "Manufacturing Restructuring"); and (2) the Company's decision to close all 63 9 & Co. stores in operation at January 30, 1999. The major components of the 1998 Restructuring Charge were: (1) asset write-downs of $12.9 million; (2) lease termination and facility closure costs of $3.5 million; and (3) severance and termination benefit costs of $1.6 million.

     During the fourth quarter of 1998, the Company substantially completed the activities associated with the Manufacturing Restructuring. The Company anticipates that it will close approximately 50 of the 63 9 & Co. stores during 1999, and close the remaining 9 & Co. stores during 2000. During the fourth quarter of 1998, charges against the 1998 Restructuring Charge accrual related to these actions included $12.9 million in asset write-downs and $0.2 million in severance and termination benefit payments.

     The initiatives outlined in the 1998 Restructuring Charge are expected to affect approximately 1,260 employees, of which 640 are manufacturing positions, 580 are 9 & Co. retail employees and 40 are managerial employees. Total severance and termination benefit costs associated with these initiatives are estimated to be $2.9 million, of which $1.6 million was included in the 1998 Restructuring Charge and $0.8 million was related to benefits provided by the Company's existing severance plans. The remaining $0.5 million is related to the 9 & Co. store closures and will be expensed as incurred. As of January 30, 1999, approximately 634 manufacturing and 36 managerial position eliminations were completed with $0.4 million in severance and termination benefit costs being charged against the existing severance plan liability. The severance and termination benefit payments associated with the 1998 Restructuring Charge will be substantially completed during 1999.

NET REVENUES

     Net revenues were $1.92 billion in 1998, an increase of $51.4 million, or 2.8%, compared to net revenues of $1.87 billion in 1997. Domestic wholesale net revenues decreased by $29.7 million, or 3.3%, primarily due to heavy promotional pricing activity resulting from weakness in consumer demand in the domestic retail footwear market. This decrease was partially offset by an increase in net revenues from the Company's domestic wholesale accessories business of $37.3 million, or 63.0%. Net revenues from domestic retail operations decreased $0.5 million, or 0.1%, due primarily to a comparable store sales decrease of $47.1 million, or 6.7%, which reflects decreased net revenues for stores in operation during both 1998 and 1997, and by decreased net revenues from 99 and 46 retail locations closed in 1998 ($14.3 million) and 1997 ($14.5 million), respectively. Domestic comparable store sales decreased due to the weakness in consumer demand in the domestic retail footwear market noted above. These decreases were offset by an increase in net revenues attributable to increased net revenues from 57 and 180 stores opened in 1998 ($19.0 million) and 1997 ($48.6 million), respectively, and by additional net revenues from the Company's temporary clearance centers ($7.8 million). International net revenues, derived primarily in Western Europe, Asia, Canada and Australia, increased $81.6 million, or 37.8%, primarily due to increased net revenues from 82 retail locations opened or acquired (net of closings) in 1998 ($98.2 million). This increase was partially offset by a comparable store sales decrease of 9.2% ($15.1 million), and decreased international wholesale net revenues ($1.5 million) due to weakness in the international retail footwear market.

     Net revenues were $1.87 billion in 1997, an increase of $262.2 million, or 16.4%, compared to net revenues of $1.60 billion in 1996. Domestic wholesale net revenues increased by $22.7 million, or 2.6%, primarily due to the impact of the Company's cK/Calvin Klein Shoes and Bags division ($33.3 million), which did not have revenues during the comparable 1996 period, and increased net revenues from the Company's domestic wholesale accessories business of $16.5 million, or 38.6%. These increases were partially offset by net revenue decreases in certain of the Company's other domestic wholesale divisions, primarily due to weakness in consumer demand in the retail environment, which resulted in heavy promotional pricing activity. Additionally, during the second half of 1997, the Company's domestic wholesale net revenues were negatively impacted by untimely introduction of key fashion footwear styles, and selected styles within certain of the Company's key brands not being priced competitively. Net revenues from domestic retail operations increased $62.3 million, or 9.1%, primarily due to the opening (net of closings) of 134 retail locations in 1997 ($42.8 million) and increased net revenues from 143 stores opened (net of closings) in 1996 ($38.6 million). These increases were offset by a decrease in net revenues attributable to the closing of the Burlington Leased Departments and 25 Banister stores in 1996 ($13.7 million) and a 0.9% decrease in comparable store sales ($5.4 million) due to the same factors adversely affecting domestic wholesale revenues during the period. International net revenues increased $177.2 million, or 457.4%. This increase was primarily due to the opening or acquisition (net of closings) of 264 retail locations ($124.0 million), a comparable store sales increase of 8.2% ($7.5 million), and increased international wholesale net revenues ($45.7 million).

     During 1998, 1997 and 1996, retail net revenues accounted for 51.8%, 48.8% and 44.6% of the Company's consolidated net revenues, respectively, while wholesale net revenues accounted for the remaining 48.2%, 51.2% and 55.4%, respectively. International net revenues, which are included in the wholesale and retail percentages noted above, accounted for 15.5%, 11.6% and 2.4% of the Company's consolidated net revenues during 1998, 1997 and 1996, respectively.

GROSS PROFIT

    1998 gross profit was $789.8 million, a decrease of $11.9 million, or 1.5%, compared to gross profit of $801.7 million in 1997. Gross profit as a percentage of net revenues was 41.2% for 1998 and 43.0% for 1997. The decrease in gross profit as a percentage of net revenues was due primarily to decreased gross margins in the Company's domestic retail and domestic wholesale businesses resulting from the weakness in consumer demand in the domestic retail footwear market which resulted in excess inventory and heavy promotional pricing activity. The negative impact of these factors on gross profit margin was partially offset by a greater percentage of the Company's net revenues being derived from its retail operations, which produce greater gross profit margins than the Company's wholesale operations, due primarily to growth in the Company's international business, which is primarily retail.

     1997 gross profit was $801.7 million, an increase of $112.5 million, or 16.3%, compared to gross profit of $689.2 million in 1996. Gross profit as a percentage of net revenues was 43.0% for both 1997 and 1996. 1997 gross profit margins were positively impacted by a greater percentage of the Company's net revenues being derived from its retail operations, including growth in the Company's international business. Gross profit margin was impacted negatively by heavy promotional pricing activity in both the Company's domestic wholesale and retail businesses as a result of overall softness in the domestic retail environment and by the downturn of the Asian economy.

     During 1998, 1997 and 1996, there were moderate increases in the general price of leather, which have generally been reflected in the selling price of the Company's products. While the Company is not in a position to reasonably anticipate or predict how changes in labor, leather, and other raw material prices will ultimately impact the Company's gross profit margins in the future, the Company anticipates that such increases will be reflected in the selling price of the Company's products, to the extent possible under economic and competitive conditions prevailing at the time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A expenses were $651.6 million in 1998, compared to $610.0 million in 1997, an increase of $41.6 million, or 6.8%, and expressed as a percentage of net revenues, increased to 34.0% for 1998 from 32.7% in 1997. The increase in SG&A expenses as a percentage of net revenues is due primarily to the continued shift in the sales mix in both the Company's domestic and international businesses towards retail operations, which carry overall higher SG&A margins than wholesale operations, and higher domestic and international retail SG&A margins due to an increase in fixed costs as a percentage of net revenues resulting from the decrease in comparable store sales. The negative impact of these factors on SG&A margins was partially offset by reduced corporate compensation expense due primarily to a $12.3 million gain recognized as a result of the curtailment of the Company's pension plan and to the reduction of corporate staff associated with the 1997 Severance Charge, and reduced advertising and promotional expenses in both the Company's domestic wholesale and domestic retail segments.

     SG&A expenses were $610.0 million in 1997, compared to $479.3 million in 1996, an increase of $130.7 million, or 27.3%, and expressed as a percentage of net revenues, increased to 32.7% for 1997 from 29.9% in 1996. The increase in SG&A expenses as a percentage of net revenues is due primarily to a shift in the sales mix towards retail operations, which carry overall higher SG&A margins than wholesale operations. Additionally, during 1997 the Company incurred higher domestic wholesale SG&A margins due primarily to costs associated with the expansion of the Company's cK/Calvin Klein Shoes and Bags division and higher advertising and promotional expenses related to the Company's expanded marketing plan, partially offset by a reduction in bonus expense as compared to the prior period, and incurred higher domestic retail SG&A margins due to an increase in fixed costs as a percentage of net revenues resulting from the decrease in comparable store sales, and higher expenses associated with an expansion of the Company's marketing plan. The negative impact of these factors on SG&A margin was partially offset by reduced corporate compensation expense due primarily to activities associated with the 1996 Restructuring Charge and the Integration Charge.

INTEREST EXPENSE

     Interest expense was $53.5 million in 1998 compared to $54.0 million in 1997, a decrease of $0.5 million, or 1.0%. This decrease relates primarily to the decrease in weighted average debt outstanding, partially offset by an increase in weighted average interest rates. Weighted average debt outstanding was approximately $620.0 million during 1998 and $690.0 million during 1997. The decrease in weighted average debt in 1998 is attributable primarily to the increase in cash provided by operating activities and to additional factors impacting working capital. Weighted average interest rates were 7.4% and 6.9% in 1998 and 1997, respectively. The increase in the weighted average interest rate in 1998 is primarily attributable to the refinancing of the Company's debt at the end of the second quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's Credit Agreement (defined below) to finance operations and expansion. Cash provided by operating activities was $215.4 million in 1998, compared to $70.3 million in 1997 and cash used by operating activities of $87.9 million in 1996. The $145.1 million increase in 1998 cash flow from operations as compared to 1997 is due primarily to inventory management improvements, which resulted in a significant decrease in the Company's investment in inventory, and enhancements to the Company's accounts receivable securitization program.

     1997 cash flow from operations increased $158.2 million as compared to 1996 due primarily to inventory management improvements, which resulted in a significant decrease in the Company's investment in inventory as compared to 1996, and decreases in cash used by accounts payable and accrued expenses and other liabilities.

     Working capital was $450.2 million at January 30, 1999, compared to $589.4 million at January 31, 1998, a decrease of $139.2 million. The decrease in working capital is due primarily to a $45.4 million decrease in accounts receivable, including securitized interest in accounts receivable, due primarily to enhancements to the Company's accounts receivable securitization program, an $83.1 million decrease in inventory due primarily to inventory management improvements, and a $32.6 million decrease in prepaid expenses and other current assets. These factors were partially offset by a $20.6 million decrease in accounts payable. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs.

     Total cash outlays related to the 1998 Severance Charge are estimated to be $3.7 million and are expected to be paid during 1999. Total cash outlays related to the 1997 Severance Charge are estimated to be $6.3 million, of which $4.9 million was paid during 1998 and $1.4 million will be paid in 1999. Total cash outlays related to the 1998 Restructuring Charge are estimated to be $5.1 million and are to be substantially paid through 2000, with certain lease terminations costs to be paid through 2002. During 1998, $0.2 million of severance and termination benefit costs were paid and recorded against the 1998 Restructuring Charge accrual. In the fourth quarter of 1996, the Company recorded a net pre-tax charge of $19.0 million (the "1996 Restructuring Charge") for costs associated with: (1) the restructuring of North American manufacturing facilities, which involved the closure of three domestic manufacturing facilities and discontinuation or reconfiguration of certain operations at two other domestic manufacturing facilities; (2) the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York; and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores (the "1996 Restructuring Charge"). Total cash outlays related to the 1996 Restructuring Charge were estimated to be $7.5 million and are to be paid through 2000. As of January 30, 1999, total cash outlays recorded against the 1996 Restructuring Charge accrual were $5.6 million, of which $1.8 million and $3.8 million were paid and charged during 1998 and 1997, respectively. Total cash outlays for severance and termination benefit costs associated with the 1996 Restructuring Charge, which relate to benefits provided by the Company's severance plans, were $3.2 million and $5.1 million for 1998 and 1997, respectively.

     Cash used by investing activities was $25.9 million for 1998, compared to $105.3 million for 1997 and $0.9 million for 1996. Cash used by investing activities during 1998 includes $9.9 million for the purchase of Cable & Co.
(UK) Limited, a United Kingdom-based footwear and accessories company, involving 25 retail locations situated primarily in the United Kingdom. Cash used by investing activities during 1997 includes $26.4 million for acquisitions, including the acquisition of The Shoe Studio Group Limited and 52 retail concessions from British Shoe Corporation. Proceeds from the sale of property and equipment during 1998 includes $16.4 million for the sale of certain office and warehouse facilities located in Cincinnati, Ohio, which the Company had acquired in connection with the Acquisition, and during 1996 includes $19.6 million related to the sale and leaseback of the Company's New Jersey distribution facility. Capital expenditures totaled $41.9 million in 1998, $76.2 million in 1997 and $42.8 million in 1996. Capital expenditures related primarily to the Company's retail store expansion and remodeling programs in 1998 ($26.2 million), 1997 ($39.1 million) and 1996 ($28.5 million), and in 1997 include the Relocation ($25.9 million). The Company estimates that its capital expenditures for 1999 will be approximately $30.0 million, relating primarily to the ongoing expansion of its domestic and international retail operations (approximately $15.0 million), and equipment for its distribution, manufacturing and management information systems (approximately $4.0 million). The actual amount of the Company's capital expenditures depends, in part, on the number of new retail locations opened, the number of retail locations remodeled, the amount of any construction allowances the Company may receive from the landlords of its new retail locations and any unexpected costs incurred in connection with year 2000 compliance (See "-- Year 2000 Compliance"). The Company's ongoing evaluation of its retail operations has led to a decision to grow its retail network at a slower pace by applying rigorous standards to all retail location opening and closing decisions. The opening and success of new retail locations will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations.

     Cash used by financing activities was $195.2 million for 1998, compared to cash provided by financing activities of $33.6 million for 1997 and $93.2 million for 1996. Cash used by financing activities during 1998 includes a $141.1 million reduction in borrowings under the Company's Credit Agreement (defined below). The decrease in borrowings is primarily attributable to the factors impacting cash provided by operating activities and to additional factors impacting working capital noted above. Cash used for repayments of long-term debt during 1998 includes $29.5 million related to the Note Repurchase Gain. Cash used for purchases of stock for treasury during 1998 relates to the Company's repurchase of approximately 2.0 million shares of its outstanding common stock for $20.0 million, which reflects the limitation currently imposed under the Company's Credit Agreement.

     In July 1997, the Company issued $200.0 million of its Senior Notes and $125.0 million of its Senior Subordinated Notes. The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by certain subsidiaries of Nine West Group Inc. The Senior Notes are not redeemable at the option of the Company prior to maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2002, at declining redemption prices. Prior to August 15, 2000, the Company may redeem up to 30% of the Senior Subordinated Notes with the net proceeds of one or more public equity offerings at a redemption price of 109%, provided that at least $87.5 million of Senior Subordinated Notes remain outstanding after such redemption. Upon the occurrence of a change of control, each holder of the Notes may require the Company to purchase all or any portion of such holder's Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. There are no contractual restrictions on distributions from each of the guarantor subsidiaries to Nine West Group Inc. The proceeds from the issuance of the Notes were approximately $316.6 million (net of initial purchasers' discounts and offering expenses of $8.4 million) and were used to repay the quarterly amortizing term loan ($312.0 million) and a portion of revolving debt ($4.6 million) outstanding under the Company's previous credit facility.

     Effective December 1998, the Company voluntarily reduced the commitment under its amended and restated credit agreement (the "Credit Agreement") to $500.0 million from $600.0 million. Under the terms of the Credit Agreement, which expires in August 2002, up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate, and are secured by substantially all assets of the Company and its domestic subsidiaries (excluding receivables transferred to the Trust (defined below) under the Receivables Facility). As of January 30, 1999, $32.0 million of borrowings and $58.3 million of letters of credit were outstanding on a revolving basis and $409.7 million was available for future borrowing.

     In June 1996, the Company issued $185.7 million of its 5-1/2% Convertible Subordinated Notes due July 15, 2003 (the "Convertible Notes"), which are convertible into Common Stock at a price of $60.76 per share, subject to adjustment in certain circumstances. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest. Upon the occurrence of a change of control, each holder of the Convertible Notes may require the Company to purchase all or any portion of such holder's Convertible Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Convertible Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. Proceeds from the issuance of the Convertible Notes were approximately $181.3 million (net of underwriters' discounts of $4.4 million) and were used to repay a portion of the indebtedness outstanding under the Company's previous credit facility.

     Provisions of the Notes, Credit Agreement and Convertible Notes contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets.

     In December 1995, the Company entered into an agreement to create the five-year Receivables Facility, under which up to $115.0 million of funding may be obtained based on the sale, without recourse, of the accounts receivable of the Company. The principal benefit of the Receivables Facility is a reduction in the Company's cost of funding related to long-term debt. In July 1998, the Receivables Facility was amended to increase the funding availability to $132.0 million. As of January 30, 1999 and January 31, 1998, the Company had sold $186.0 million and $159.7 million, respectively, of outstanding trade accounts receivable to Nine West Funding Corporation ("Nine West Funding"), which were, in turn, transferred by Nine West Funding to a trust formed to purchase the accounts receivable (the "Trust"). As of January 30, 1999 and January 31, 1998, the Company had received proceeds of $100.0 million and $68.5 million, respectively, from the Trust, which were used to repay debt.

     On June 5, 1996, the Company made a net payment of $42.5 million to The United States Shoe Corporation, in connection with the settlement of the post-closing balance sheet dispute relating to the Acquisition and the repurchase by the Company of warrants issued in connection with the Acquisition, which was financed under the Company's Credit Agreement.

     The Company expects that its current cash balances, cash provided by operations and borrowings under the Credit Agreement will continue to provide the capital flexibility necessary to fund future opportunities and expansion as well as to meet existing obligations. The Company continuously evaluates potential acquisitions of businesses which complement its existing operations. Depending on various factors, including, among others, the cash consideration required in such potential acquisitions and the market value of the Company's Common Stock, the Company may determine to finance any such transaction with its existing sources of liquidity.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has undertaken a comprehensive analysis and remediation program (the "Year 2000 Program") with respect to its information technology ("IT") systems and other systems and facilities in order to identify the systems that could be affected by the technical problems associated with the year 2000 (the "Year 2000 Issue") and to ensure that they will function properly with respect to dates in the year 2000 and thereafter.
 If modifications and replacements are not made in a timely manner, the Company could experience a temporary inability to process transactions, send invoices or engage in other important business activities due to system failures or miscalculations, the impact of which cannot be quantified at this time.

     The Company's Year 2000 Program is divided into the following four phases with the following estimated time frames:

(1) PLANNING - (fourth quarter of 1996 - second quarter of 1998) - Establishing a Year 2000 program team and developing a comprehensive strategy.
(2) ASSESSMENT - (third quarter of 1997 - first quarter of 1999) - Assessing the Year 2000 impact on the Company through inventory and analysis of systems supporting the core business areas and processes, prioritizing their conversion or replacement and identifying and securing necessary resources to do so. This phase may include developing contingency plans, if necessary.
(3) RENOVATION - (fourth quarter of 1997 - second quarter of 1999) - Converting, replacing, or eliminating selected platforms, applications, databases and utilities and modifying interfaces.
(4) VALIDATION AND IMPLEMENTATION - (first quarter of 1998 - third quarter of 1999) - Testing, verifying and validating converted or replaced platforms, applications, databases and utilities in an operational environment and implementing contingency plans, if necessary.

     In the third quarter of 1997, the Company commenced the assessment of its domestic IT software and hardware. The Company expects to substantially complete the development, programming changes and unit testing including compatibility testing, with respect to its domestic IT systems in the second quarter of 1999. In the first quarter of 1998, the Company commenced the assessment of its international IT software and hardware. The Company expects to substantially complete the development, programming changes and unit testing, including compatibility testing with respect to its international IT systems in the second quarter of 1999. The Company plans to complete the assessment of its non-computer equipment that could be affected by the technical problems associated with the Year 2000 Issue by the first quarter of 1999 and to fully test such equipment by the end of the second quarter of 1999. As of March 30, 1999, the Company had completed approximately 75% of all phases of the Year 2000 Program, consistent with its timetable.

     Through January 30, 1999, the Company has expended approximately $4.5 million related to its global Year 2000 Program. The Company currently expects that the total costs of the Year 2000 Program, including both incremental spending and redeployed resources, will be approximately $6.0 million. The costs of the Year 2000 Program will be funded through existing sources of liquidity. Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel and the ability to locate and correct all relevant computer code and systems.

     The Company has been communicating, and continues to communicate, directly with selected key vendors, suppliers and customers regarding various critical systems. Additionally, to date the Company has mailed questionnaires to other identified significant third parties to determine the extent to which the Company is vulnerable to the failure of these third parties to become Year 2000 compliant. None of the third parties who have responded have disclosed Year 2000 issues which would have an adverse affect on the Company. However, third parties are under no contractual obligation to provide Year 2000 compliance information to the Company, and any failure of such third parties to become Year 2000 compliant involves risks and uncertainties.

     Based upon its assessment and remediation efforts to date, the Company is not aware of any material issues that would prevent it or its significant third party vendors, suppliers and customers from completing efforts necessary to achieve Year 2000 compliance on a timely basis. Accordingly, the Company has not developed a contingency plan for dealing with the most reasonably likely worst case scenario at this time.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report which are not historical facts contain forward-looking information with respect to the Company's plans, projections or future performance, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results or plans to differ materially from those expected by the Company. Certain of such risks and uncertainties relate to the overall strength of the general domestic and international retail environments; the continuation of certain trends in foreign currency exchange rates; the ability of the Company to predict and respond to changes in consumer demand and preferences in a timely manner; increased competition in the footwear and accessory industry and the Company's ability to remain competitive in the areas of style, price and quality; acceptance by consumers of new product lines; the ability of the Company to manage general and administrative costs; changes in the costs of leather and other raw materials, labor and advertising; the ability of the Company to secure and protect trademarks and other intellectual property rights; retail store construction delays; the availability of desirable retail locations and the negotiation of acceptable lease terms for such locations; and the ability of the Company to place its products in desirable sections of its department store customers.

NEW STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires an entity to recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15,1999. Management is currently evaluating the effects of this change on the Company's future operating results and financial statement disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

     The market risk inherent in the Company's financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. The Company manages this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Company policy allows the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. The Company does not enter into derivative financial contracts for trading or other speculative purposes. The following quantitative disclosures were derived using quoted market prices, yields and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms, such as the coupon rate, term to maturity and imbedded call options. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis.

INTEREST RATES

     The Company's primary interest rate exposures relate to its fixed and variable rate debt and interest rate swaps. At January 30, 1999, the carrying value of amounts outstanding under the Company's borrowing arrangements approximated its fair value. The potential change in fair value resulting from a hypothetical 10% adverse change in interest rates was approximately $18.9 million at January 30, 1999.

     The Company employs an interest rate hedging strategy utilizing swaps and collars to effectively fix a portion of its interest rate exposure on its floating rate financing arrangements. The primary interest rate exposures on floating rate financing arrangements are with respect to United States, United Kingdom and Australian short-term local currency rates. The Company had $138.9 million in variable rate financing arrangements at January 30, 1999.
As of January 30, 1999, a hypothetical immediate 10% adverse change in interest rates, as they relate to the Company's variable rate financial instruments, would have had a $0.7 million and $1.2 million unfavorable impact over a one-year period on the Company's earnings and cash flows, respectively.

FOREIGN CURRENCY EXCHANGE RATES

     The Company's primary foreign currency exposures relate to its foreign debt and foreign currency exchange contracts. The Company employs a foreign currency hedging strategy to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated into United States dollars. The primary currencies as to which the Company is exposed to exchange rate movements include the Italian Lire, Spanish Peseta, the Eurodollar and other European currencies, the Canadian dollar and certain Asian currencies. Exposures are hedged with foreign currency forward contracts with maturity dates of generally less than one year. The potential loss in fair value at January 30, 1999 for such net currency positions resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is $5.7 million. As of January 30, 1999, a hypothetical immediate 10% adverse change in foreign currency exchange rates, as they relate to the Company's foreign debt and foreign currency exchange contracts, would have had a $2.2 million and $3.6 million unfavorable impact over a one-year period on earnings and cash flows, respectively.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

Management's Responsibility for Financial Statements..................  31

Independent Auditors' Report..........................................  32

Consolidated Statements of Income - Fifty-two weeks ended January 30,
1999, January 31, 1998 and February 1, 1997...........................  33

Consolidated Balance Sheets - January 30, 1999 and January 31, 1998...  34

Consolidated Statements of Cash Flows - Fifty-two weeks ended
January 30, 1999, January 31, 1998 and February 1, 1997...............  35

Consolidated Statements of Stockholders' Equity - Fifty-two weeks ended January 30, 1999, January 31, 1998 and February 1, 1997.........  36

Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)..37-65





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





INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Nine West Group Inc.:

     We have audited the accompanying consolidated balance sheets of Nine West Group Inc. and subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the fifty-two weeks ended January 30, 1999, January 31, 1998 and February 1, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for the fifty-two weeks ended January 30, 1999, January 31, 1998 and February 1, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP

Deloitte & Touche LLP
New York, New York
March 16, 1999


                     NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share data)
                                           1998            1997          1996
                                           ----            ----          ----
Net revenues.......................  $1,916,707      $1,865,318    $1,603,115
Cost of goods sold.................   1,126,860       1,063,581       913,946
                                     ----------      ----------    ----------
  Gross profit.....................     789,847         801,737       689,169
Selling, general and
 administrative expenses...........     651,601         609,991       479,284
Business restructuring expenses....      12,619               -        18,970
Amortization of acquisition
 goodwill and other intangibles....      10,778           9,648         9,562
                                     ----------      ----------    ----------
  Operating income from continuing
   operations......................     114,849         182,098       181,353
Interest expense...................      53,467          54,014        41,947
                                     ----------      ----------    ----------
  Income from continuing
   operations before income taxes..      61,382         128,084       139,406
Income tax expense.................      23,937          49,953        55,762
                                     ----------      ----------    ----------
  Income from continuing operations
   before extraordinary item.......      37,445          78,131        83,644
Loss on disposal of
 discontinued operation (net of
 tax benefits of $1,419)...........           -               -        (2,636)
Extraordinary gain (net of income
 taxes of $1,869)..................       2,923               -             -
                                     ----------      ----------     ---------
  Net income.......................  $   40,368      $   78,131     $  81,008
                                     ==========      ==========     =========
Weighted average shares outstanding:
  Basic............................      35,159          35,836        35,647
  Diluted..........................      35,163          39,462        38,554
Basic earnings per share:
  Continuing operations before
   extraordinary item..............  $     1.07      $     2.18     $    2.35
  Loss on disposal of
   discontinued operation..........           -               -         (0.08)
  Extraordinary gain...............        0.08               -             -
                                     ----------      ----------     ---------
    Basic earnings per share.......  $     1.15      $     2.18     $    2.27
                                     ==========      ==========     =========
Diluted earnings per share:
  Continuing operations before
   extraordinary item..............  $     1.07      $     2.15     $    2.27
  Loss on disposal of
   discontinued operation..........           -               -         (0.06)
  Extraordinary gain...............        0.08               -             -
                                     ----------      ----------     ---------
    Diluted earnings per share.....  $     1.15      $     2.15     $    2.21
                                     ==========      ==========     =========

   The accompanying Notes are an integral part of the Consolidated Financial
                              Statements.

                         NINE WEST GROUP INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                            (in thousands except share data)

                                                       January 30    January 31
                                                             1999          1998
                                                             ----          ----
ASSETS
Current Assets:
  Cash..............................................   $   17,951    $   23,674
  Accounts receivable including
    securitized interest in accounts
    receivable - net................................       86,494       131,923
  Inventories.......................................      460,375       543,503
  Prepaid expenses and other current assets.........       67,432       100,031
                                                        ---------     ---------
    Total current assets............................      632,252       799,131
  Property and equipment - net......................      164,006       172,795
  Goodwill - net....................................      230,237       231,130
  Trademarks and trade names - net..................      137,895       139,750
  Other assets......................................       52,739        48,733
                                                       ----------    ----------
     Total assets...................................   $1,217,129    $1,391,539
                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................   $   79,525    $  100,075
  Accrued expenses and other current liabilities....       99,067       105,444
  Current portion of long-term debt.................        3,449         4,235
                                                       ----------    ----------
    Total current liabilities.......................      182,041       209,754
  Long-term debt....................................      510,804       687,263
  Other non-current liabilities.....................       66,220        55,674
                                                       ----------    ----------
    Total liabilities...............................      759,065       952,691
                                                       ----------    ----------
Stockholders' Equity:
Preferred stock ($0.01 par value, 25,000,000
  shares authorized; none issued and
  outstanding).....................................             -             -
Common stock ($0.01 par value, 100,000,000
  shares authorized; 33,985,098 and 35,818,831
  shares issued and outstanding, respectively).....           359           358
Additional paid-in capital.........................       144,203       143,278
Retained earnings..................................       338,286       297,918
Accumulated other comprehensive income.............        (4,793)       (2,706)
                                                       ----------    ----------
                                                          478,055       438,848
  Less treasury stock, at cost (1,952,900 shares)..       (19,991)            -
                                                       ----------    ----------
   Total stockholders' equity......................       458,064       438,848
                                                       ----------    ----------
    Total liabilities and stockholders' equity.....    $1,217,129    $1,391,539
                                                       ==========    ==========


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          NINE WEST GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                              1998       1997       1996
                                                              ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................   $ 40,368  $  78,131   $ 81,008
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Depreciation and amortization.......................     49,021     39,952     32,983
   Provision for losses on accounts receivable.........      5,080      6,826      6,797
   Provision for losses on inventory...................     14,656       (492)     4,536
   Extraordinary gain..................................     (4,792)         -          -
   Loss on disposal of discontinued operation..........          -          -      2,636
   Business restructuring and integration..............      2,655    (18,966)    (9,247)
   Deferred income taxes and other.....................     10,377     11,738     14,055
   Changes in assets and liabilities excluding effects
    of acquisitions:
     Accounts receivable including securitized
      interest in accounts receivable..................     41,191    (34,621)   (29,165)
     Inventory.........................................     71,316    (15,545)  (107,388)
     Prepaid expenses and other assets.................      8,647    (11,801)   (19,893)
     Accounts payable..................................    (20,550)     2,534    (48,703)
     Accrued expenses and other liabilities............     (2,598)    12,532    (15,524)
                                                          --------  ---------   --------
Net cash provided (used) by operating activities.......    215,371     70,288    (87,905)
                                                          --------  ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment....................    (41,895)   (76,232)   (42,806)
Proceeds from sale of property and equipment...........     16,351          -     19,617
Business acquisitions - net of cash acquired...........     (9,932)   (26,394)   (11,580)
Acquisition purchase price settlement..................          -          -     25,000
Proceeds from sale of discontinued operation...........      2,780          -      2,800
Other investing activities.............................      6,835     (2,714)     6,046
                                                          --------  ---------   --------
Net cash used by investing activities..................    (25,861)  (105,340)      (923)
                                                          --------  ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under financing agreements...   (141,135)    49,376    128,000
Proceeds from issuance of long-term debt...............          -    316,648    232,016
Repayments of long-term debt...........................    (32,946)  (332,295)  (218,000)
Repurchase of warrants.................................          -          -    (67,500)
Purchases of stock for treasury........................    (19,991)         -          -
Net proceeds from issuance of stock and other..........     (1,161)      (179)    18,706
                                                          --------  ---------   --------
Net cash (used) provided by financing activities.......   (195,233)    33,550     93,222
                                                          --------  ---------   --------
NET (DECREASE) INCREASE IN CASH........................     (5,723)    (1,502)     4,394
CASH, BEGINNING OF PERIOD..............................     23,674     25,176     20,782
                                                          --------  ---------   --------
CASH, END OF PERIOD....................................   $ 17,951  $  23,674   $ 25,176
                                                          ========  =========   ========




     The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                   NINE WEST GROUP INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (in thousands except share data)

                                        Common Stock
                                   -------------------                                      Accumulated
                                     Number of                     Additional                     Other   Treasury          Total
                                   Outstanding                        Paid-In   Retained  Comprehensive      Stock  Stockholders'
                                        Shares  Amount  Warrants      Capital   Earnings         Income     Amount         Equity
                                   -----------  ------  --------   ----------   --------    -----------   --------  -------------


Balance at February 3, 1996......   35,240,052    $352  $ 57,600     $131,595   $138,779        $     0    $     0       $328,326

Comprehensive income:

 Net income......................                                                 81,008

 Adjustment for foreign currency
  translation....................                                                                     7

Total comprehensive income.......                                                                                          81,015

 Shares issued under stock plans,
  including tax benefit..........      552,561       6                 18,693                                              18,699

 Repurchase of warrants..........                        (57,600)      (9,900)                                            (67,500)
                                    ----------  ------  --------     --------   --------        -------   --------       --------
Balance at February 1, 1997......   35,792,613     358         0      140,388    219,787              7          0        360,540

Comprehensive income:

 Net income......................                                                 78,131

 Adjustment for foreign currency
  translation....................                                                                (2,713)

Total comprehensive income.......                                                                                          75,418

Shares issued under stock plans,
  including tax benefit..........       26,218       -                  2,890                                               2,890
                                    ----------  ------  --------     --------   --------        -------   --------       --------
Balance at January 31, 1998......   35,818,831     358         0      143,278    297,918         (2,706)         0        438,848

Comprehensive income:

 Net income......................                                                 40,368

 Adjustment for foreign currency
  translation....................                                                                (2,087)

Total comprehensive income.......                                                                                          38,281

Treasury stock transactions......   (1,952,900)                                                             (19,991)      (19,991)

Shares issued under stock plans,
  including tax benefit..........      119,167       1                    925                                                 926
                                    ----------  ------  --------     --------   --------        -------    --------      --------
Balance at January 30, 1999......   33,985,098    $359  $      0     $144,203   $338,286        $(4,793)   $(19,991)     $458,064
                                    ==========  ======  ========     ========   ========        =======    ========      ========


                    The accompanying Notes are an integral part of the Consolidated Financial Statements
        .



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

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 1998, 1997 and 1996 consisted of the 52-week periods which ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

     The Company designs, develops, manufactures and markets women's footwear and accessories. The Company operates in the footwear and accessories industry, marketing its products through wholesale and retail channels in the United States as well as other countries. The Company markets footwear under the Nine West, Amalfi, Bandolino, Calico, cK/Calvin Klein (under license), Easy Spirit, Enzo Angiolini, Evan-Picone (under license), 9 & Co., Pappagallo, Pied a Terre, Selby, Westies and The Shoe Studio Group Limited brands, and under private labels. The Company markets women's accessories under the Nine West, Easy Spirit, Enzo Angiolini and cK/Calvin Klein (under license) labels. Approximately 50% of the Company's footwear products are manufactured in Brazil. The Company's footwear products are also manufactured in China, Italy, Spain and other countries at independent factories not owned by the Company. The Company also manufactures footwear products at two domestic shoe factories and one domestic component factory owned by the Company and two foreign component factories which are leased and operated by the Company. The Company has entered into a long-term contract with its buying agent to oversee its third-party sourcing activities in Brazil. The Company does not have any contracts with its independent manufacturers, but relies on its long-standing relationship with the Brazilian factories and its buying agent, in addition to its own factories, to provide an uninterrupted source of inventory. The Company's accessories are manufactured by third party manufacturers in the Far East.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE INCLUDING SECURITIZED INTEREST IN ACCOUNTS RECEIVABLE- NET
     The Company provides credit to and performs ongoing credit evaluations of its wholesale customers, many of which are major retailers. The Company had a significant customer in its domestic wholesale operating segment which accounted for approximately 11%, 12% and 13% of consolidated net revenues in 1998, 1997 and 1996, respectively. The Company believes that its broad customer base will reduce the impact that any financial difficulties of such retailers or loss of the customer might have on the Company's operating results. The Company maintains an allowance for potential credit losses and other allowances as necessary to properly reflect accounts receivable including securitized interest in accounts receivable at estimated fair value.

INVENTORIES
     Inventories are valued at the lower of cost or market. Approximately 57% and 60% of inventories were determined by using the FIFO (first in, first out) method of valuation as of January 30, 1999 and January 31, 1998, respectively; the remainder were determined by the weighted average cost method. The Company makes provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

PROPERTY AND EQUIPMENT - NET
     Property and equipment are stated at cost and are depreciated on the straight-line method over their estimated useful lives which range from 2 to 30 years. Investments in property under lease are depreciated over the shorter of their useful lives or their related lease terms.

GOODWILL - NET AND TRADEMARKS AND TRADE NAMES - NET
     Goodwill is the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Substantially all intangible assets are amortized on a straight-line basis over 40 years. Goodwill is presented in the consolidated balance sheet net of accumulated amortization of $22.4 million and $16.1 million as of January 30, 1999 and January 31, 1998, respectively. Trademarks and trade names are presented in the consolidated balance sheet net of accumulated amortization of $14.7 million and $10.0 million as of January 30, 1999 and January 31, 1998, respectively.

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

ADVERTISING EXPENSE
     The Company records national advertising campaign costs as an expense when the advertising takes place and cooperative advertising costs as incurred. Advertising expense was $42.2 million, $57.7 million and $45.2 million in 1998, 1997 and 1996, respectively.

INCOME TAXES
     Income taxes are based upon income for financial reporting purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

COMPREHENSIVE INCOME
     Effective with the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and its components. Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners.

EMPLOYEE BENEFIT PLANS
     The Company's employee benefit plans are presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for 1998. SFAS No. 132 revised employers' disclosures about pension and other postretirement benefit plans. It did not change the measurement or recognition of those plans.

STOCK-BASED COMPENSATION
     Stock-based compensation cost is accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," which permits continued application of the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock (the "Common Stock") at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at option prices not less than the fair market value on the date of grant.

BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for 1998. SFAS No. 131 requires the Company to report operating segment information based on the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance.

ACQUISITIONS
     During the past three years, the Company has completed several small acquisitions, each of which has been accounted for in accordance with the purchase method of accounting. The consolidated financial statements include the operating results of each business acquired from its date of acquisition. Pro forma results of operations have not been presented as the effects of these acquisitions, both individually and in the aggregate, were not material to the financial statements taken as a whole.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires an entity to recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the effects of this change on the Company's future operating results and financial statement disclosures.

RECLASSIFICATIONS
     Reclassifications have been made to certain prior year amounts to conform to the current year presentation.

3.   BUSINESS RESTRUCTURING CHARGES

     In the fourth quarter of 1998, the Company recorded a pre-tax charge of $18.0 million (the "1998 Restructuring Charge") related to the restructuring of the Company's manufacturing operations and the Company's decision to close its 9 & Co. retail stores. Inventory write-downs of $5.4 million associated with the charge are recorded as a component of costs of goods sold. The 1998 Restructuring Charge related to costs associated with: (1) the closure of one domestic manufacturing facility and one Caribbean-based component facility, and the reconfiguration and integration of certain operations at three other domestic manufacturing facilities (the "Manufacturing Restructuring") which reduced annual domestic footwear production capacity from approximately 5.0 million pairs to approximately 3.0 million pairs, as the Company pursues global sourcing opportunities in an effort to reduce overall product cost; and
(2) the Company's decision to close all 63 9 & Co. stores in operation at January 30, 1999. The 9 & Co. retail stores had net revenues of $32.8 million, $38.0 million and $36.4 million, and operating losses, excluding restructuring charges, of $8.3 million, $3.8 million and $2.0 million for 1998, 1997 and 1996, respectively. The major components of the 1998 Restructuring Charge were: (1) asset write-downs of $12.9 million; (2) lease termination and facility closure costs of $3.5 million; and (3) severance and termination benefit costs of $1.6 million.

     During the fourth quarter of 1998, the Company substantially completed the activities associated with the Manufacturing Restructuring. The Company anticipates that it will close approximately 50 of the 63 9 & Co. stores during 1999, and close the remaining 9 & Co. stores during 2000. During the fourth quarter of 1998, charges against the 1998 Restructuring Charge accrual related to these actions included $12.9 million in asset write-downs and $0.2 million in severance and termination benefit payments. The remaining balance of the 1998 Restructuring Charge accrual of $4.9 million is recorded in the balance sheet within the captions "Accrued expenses and other current liabilities" ($4.3 million) and "Other non-current liabilities" ($0.6 million). Total cash outlays related to the 1998 Restructuring Charge are estimated to be $5.1 million and are to be substantially paid through 2000, with certain lease termination costs to be paid through 2002.

     The initiatives outlined in the 1998 Restructuring Charge are expected to affect approximately 1,260 employees, of which 640 are manufacturing positions, 580 are 9 & Co. retail employees and 40 are managerial employees. Total severance and termination benefit costs associated with these initiatives are estimated to be $2.9 million, of which $1.6 million was included in the 1998 Restructuring Charge and $0.8 million was related to benefits provided by the Company's existing severance plans. The remaining $0.5 million is related to the 9 & Co. store closures and will be expensed as incurred. As of January 30, 1999, approximately 634 manufacturing and 36 managerial position eliminations were completed with $0.4 million in severance and termination benefit costs being charged against the existing severance plan liability. The severance and termination benefit payments associated with the 1998 Restructuring Charge will be substantially completed during 1999.

     In the fourth quarter of 1996, the Company recorded a charge of $21.3 million, offset by the reversal of a $2.3 million excess of the restructuring and integration cost accrual associated with the acquisition (the "Acquisition") of the Footwear Division of The United States Shoe Corporation (the "Footwear Group"), resulting in a net pre-tax charge to earnings of $19.0 million (the "1996 Restructuring Charge"), for costs associated with: (1) the restructuring of North American manufacturing facilities which involved the closure of three domestic manufacturing facilities and discontinuation or reconfiguration of certain operations at two other domestic manufacturing facilities; (2) the consolidation and relocation of the Company's offices in Stamford, Connecticut and Cincinnati, Ohio to a new facility in White Plains, New York (the "Relocation"); and (3) the repositioning of the 9 & Co. brand, which involved the evaluation of retail site locations and the closure of fifteen 9 & Co. stores. The major components of the 1996 Restructuring Charge were: (1) write-down of assets of $13.8 million; (2) lease and other contract termination costs of $4.9 million; and (3) plant closing costs of $2.6 million. Total cash outlays related to the 1996 Restructuring charge were estimated to be $7.5 million and are to be paid through 2000.

     During 1997, the Company substantially completed the domestic manufacturing facility closures and reconfigurations, the Relocation and the 9 & Co. store closures. As of January 30, 1999, the charges recorded against the 1996 Restructuring Charge accrual included $13.8 million in asset write-downs, $3.4 million in lease and contract termination costs and $2.2 million in plant closing costs. As of January 30, 1999, total cash outlays recorded against the 1996 Restructuring Charge accrual were $5.6 million, of which $1.8 million and $3.8 million were paid and charged during 1998 and 1997, respectively. The remaining balance of the 1996 Restructuring Charge accrual is recorded in the balance sheet within the caption "Accrued expenses and other current liabilities" and consists primarily of cash outlays related to lease and contract termination costs.

     The initiatives outlined in the 1996 Restructuring Charge affected the employment of approximately 1,135 employees. Of these employees, 1,025 held manufacturing positions and represented approximately 50% of the Company's domestic manufacturing workforce, and 110 were corporate employees affected by the Relocation. Total severance and termination benefit costs associated with these initiatives were originally estimated at $9.6 million, which related to benefits provided by the Company's severance plans. See Note 16, "Employee Benefit Plans." As of January 30, 1999, substantially all severance and termination benefits associated with this action were charged against the severance plan liability.

4.   LOSS ON DISPOSAL OF DISCONTINUED OPERATION

     On May 23,1995, the Company consummated the Acquisition. Included in the assets acquired was the Texas Boot division ("Texas Boot"). Upon acquisition, the Company determined that Texas Boot did not meet its long-term strategic objectives and decided to sell the business. Accordingly, the net assets of Texas Boot were accounted for as an asset held for sale. The results of operations related to these assets held for sale, subsequent to July 29, 1995, and interest expense on the allocated debt, have been excluded from the 1996 consolidated statement of income. During the second quarter of 1996, the holding period under Emerging Issues Task Force Issue Number 87-11 had expired, and the Company accounted for the expected loss from the disposal of net assets and anticipated operating losses from the measurement date through the estimated date of disposal as a discontinued operation, resulting in a charge of $2.6 million, net of income tax benefits of $1.4 million. The sale of Texas Boot was consummated on January 24, 1997. The Company received $2.8 million in cash and $5.2 million in notes and other financial instruments in connection with this disposition.

5.   EXTRAORDINARY ITEM

     During the third quarter of 1998, the Company repurchased $31.0 million face amount of its 9% Series B Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and $4.0 million face amount of its 8-3/8% Series B Senior Notes due 2005 (the "Senior Notes" and, together with the Senior Subordinated Notes, the "Notes"), at a discount, resulting in a $4.8 million extraordinary gain ($2.9 million on an after-tax basis) on early extinguishment of debt (the "Note Repurchase Gain").

6.   EARNINGS PER SHARE

     Following is a reconciliation of the earnings and shares used in the basic and diluted per share computations for income from continuing operations before extraordinary item (in thousands):


                                                    1998       1997      1996
                                                    ----       ----      ----
Earnings:
  Income from continuing operations before
   extraordinary item (numerator
   for basic calculation)......................  $37,445    $78,131   $83,644
  Effect of convertible notes..................        -      6,707     4,063
                                                 -------    -------   -------
  Numerator for diluted calculation............  $37,445    $84,838   $87,707
                                                 =======    =======   =======
Shares:
  Weighted average common shares outstanding
   (denominator for basic calculation).........   35,159     35,836    35,647
  Effect of stock options......................        4        570     1,052
  Effect of convertible notes..................        -      3,056     1,855
                                                 -------    -------   -------
  Denominator for diluted calculation..........   35,163     39,462    38,554
                                                 =======    =======   =======
  Earnings per share - continuing operations
   before extraordinary item:
    Basic .....................................  $  1.07    $  2.18   $  2.35
                                                 =======    =======   =======
    Diluted ...................................  $  1.07    $  2.15   $  2.27
                                                 =======    =======   =======


     The impact of the convertible notes was excluded from the diluted earnings per share calculation for 1998 as its effect on the reported per share amounts was anti-dilutive.

     For 1998 and 1997, certain outstanding stock options were not included in the computation of diluted earnings per share because the respective exercise prices were greater than the average market price of the Common Stock. For 1998 and 1997, the number of stock options whose impact was not included in the diluted computation was 5.6 million and 1.3 million, respectively. These options were outstanding at the end of each of the respective years.

7.   ACCOUNTS RECEIVABLE INCLUDING SECURITIZED INTEREST IN ACCOUNTS RECEIVABLE
     - NET

     Accounts receivable including securitized interest in accounts receivable consists of (in thousands):

                                                  January 30       January 31
                                                        1999             1998
                                                  ----------       ----------

Securitized interest in accounts receivable......    $85,957         $ 91,208
Accounts receivable..............................     51,153           91,682
Allowance for doubtful accounts and other
 allowances......................................    (50,616)         (50,967)
                                                     -------          -------

     Accounts receivable including securitized
       interest in accounts receivable - net.....    $86,494         $131,923
                                                     =======         ========

     In December 1995, the Company entered into an agreement to create a five-year revolving accounts receivable securitization facility (the "Receivables Facility"), under which up to $115.0 million of funding may be obtained based upon the sale, without recourse, of the accounts receivable of the Company. The principal benefit of the Receivables Facility is a reduction in the Company's cost of funding related to long-term debt. In July 1998, the Receivables Facility was amended to increase funding availability to $132.0 million.

     As of January 30, 1999 and January 31, 1998, the Company had sold $186.0 million and $159.7 million, respectively, of outstanding trade accounts receivable to Nine West Funding Corporation ("Nine West Funding"), which were, in turn, transferred by Nine West Funding to a trust formed to purchase the accounts receivable (the "Trust"). As of January 30, 1999 and January 31, 1998, the Company had received proceeds of $100.0 million and $68.5 million, respectively, from the Trust, which were used to repay debt. Nine West Funding maintained a subordinated interest in the remaining assets of the Trust of $86.0 million and $91.2 million, which are recorded under the caption "Securitized interest in accounts receivable" on the Company's balance sheet
as of January 30, 1999 and January 31, 1998, respectively.   The effective
interest rate incurred by the Company on amounts transferred by Nine West Funding to the Trust under the Receivables Facility was 5.9% as of January 30, 1999.

8.   INVENTORIES

     Inventories consist of (in thousands):

                                                  January 30   January 31
                                                        1999         1998
                                                  ----------   ----------
       Raw materials............................    $ 16,967     $ 19,672
       Work in process..........................       1,403        1,987
       Finished goods...........................     442,005      521,844
                                                    --------     --------
          Total inventories.....................    $460,375     $543,503
                                                    ========     ========


9.   PROPERTY AND EQUIPMENT - NET

     Property and equipment consists of (in thousands):

                                                  January 30   January 31
                                                        1999         1998
                                                  ----------   ----------
    Land........................................    $    409     $    525
    Buildings and improvements..................       6,510        9,438
    Machinery, equipment and fixtures...........     126,940      130,351
    Leasehold improvements......................     118,095      109,935
    Construction in progress....................       4,873        8,826
                                                    --------     --------
                                                     256,827      259,075
    Accumulated depreciation and amortization...      92,821       86,280
                                                    --------     --------
              Property and equipment - net......    $164,006     $172,795
                                                    ========     ========


10.  SALE/LEASEBACK TRANSACTIONS

     On April 1, 1998, the Company consummated the sale of certain office and warehouse facilities located in Cincinnati, Ohio (the "Cincinnati Facilities") and leaseback of the distribution center portion thereof, and received cash proceeds of $16.4 million. The lease has been classified as an operating lease. The net assets related to the Cincinnati Facilities of approximately $13.6 million were accounted for as an asset held for sale and have been removed from "Prepaid expenses and other current assets." The approximately $2.8 million (net of transaction costs ) net gain realized on the sale has been deferred and is being credited to income as a rent expense adjustment over the five-year term of the lease. Payments under the lease approximate $0.7 million annually.

     In May 1996, the Company consummated the sale (for $20.3 million) and leaseback of its distribution facility located in West Deptford, New Jersey. The lease has been classified as an operating lease. The cost and accumulated depreciation associated with this facility of approximately $16.4 million and $2.0 million, respectively, have been removed from the "Property and Equipment
- net". The approximately $5.3 million (net of transaction costs) net gain realized on the sale has been deferred and is being credited to income as a rent expense adjustment over the 20-year initial term of the lease. Payments under the lease approximate $2.0 million annually.

11.  FINANCIAL INSTRUMENTS

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

     At January 30, 1999, the Company had outstanding an interest rate swap and collar with an aggregate notional principal amount of $200.0 million to effectively fix a portion of its interest rate exposure on its floating rate debt. The Company's 1998 and 1997 weighted average interest rates on long term debt of 7.4% and 6.9%, respectively, were not significantly impacted by outstanding financial instruments. Differentials which occur due to changes in interest rates are recognized in interest expense during the period to which the payment/receipt relates. The fair value of these instruments was an unfavorable $2.3 million, based on a commonly accepted pricing methodology using market prices as of January 30, 1999. The Company's interest rate swap and collar have expiration dates ranging from June to December 2000.

     The following table summarizes, by major currency, the outstanding contractual amounts of the Company's forward exchange contracts in U.S. dollars (in thousands). The forward exchange contracts outstanding as of January 30, 1999 mature on various dates through January 2000.

                                    January 30, 1999       January 31, 1998
                                    ----------------     ------------------
                                         BUY    SELL         BUY       SELL
                                         ---    ----         ---       ----
   Spanish Peseta................... $16,774  $    -     $25,665    $     -
   Italian Lire.....................  20,065       -      19,518          -
   U.K. Pound Sterling..............       -       -           -     24,768
   Japanese Yen.....................       -   9,060           -          -
   Eurodollar.......................  15,349       -           -          -
                                     -------  ------     -------    -------
               Total................ $52,188  $9,060     $45,183    $24,768
                                     =======  ======     =======    =======

     Gains and losses arising from foreign currency exchange contracts are recorded when the related hedged transaction occurs. The fair value of foreign currency exchange contracts approximated the contract price as of January 30, 1999 based upon a commonly accepted pricing methodology using current market prices and forward rates to estimate the amount the Company would have to pay upon termination of the specific contracts.

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

12.  INCOME TAXES

     The components of pre-tax income from continuing operations before extraordinary item are as follows (in thousands):

                                    1998        1997        1996
                                    ----        ----        ----
     Domestic operations........ $54,019    $113,646    $132,063
     Foreign operations.........   7,363      14,438       7,343
                                 -------    --------    --------
         Total.................. $61,382    $128,084    $139,406
                                 =======    ========    ========

     Income tax expense (benefit) consists of the following (in thousands):

                                    1998        1997        1996
                                    ----        ----        ----
     Current provision:
       Federal.................. $14,043     $32,419     $36,122
       State and local..........   1,130       4,652       5,305
       Foreign..................   2,977       3,473         541
                                 -------     -------     -------
         Total..................  18,150      40,544      41,968
                                 -------     -------     -------

     Deferred provision:
       Federal..................   5,661       9,327      10,579
       State and local..........   1,274       2,099       3,364
       Foreign..................  (1,148)     (2,017)       (149)
                                 -------     -------     -------
         Total..................   5,787       9,409      13,794
                                 -------     -------     -------

         Total provision........ $23,937     $49,953     $55,762
                                 =======     =======     =======

The differences between income tax expense shown in the consolidated statements of income and the computed income tax expense based on the federal statutory corporate tax rate are (in thousands):

                                         1998        1997        1996
                                         ----        ----        ----
     Computed income taxes based on
       federal statutory corporate
       tax rate of 35%............... $21,484     $44,829     $48,792
     State and local income taxes,
       net of federal benefit........   1,563       4,388       5,635
     Earnings in jurisdictions taxed
      at rates different from U.S.
        statutory rate...............    (748)     (3,597)     (2,206)
     Foreign dividends...............   2,632       3,720       2,288
     Other...........................    (994)        613       1,253
                                      -------     -------     -------
        Total income tax expense..... $23,937     $49,953     $55,762
                                      =======     =======     =======

     Appropriate U.S. and foreign taxes have been provided for earnings of subsidiary companies that are expected to be remitted to Nine West Group Inc. The cumulative amount of unremitted earnings from foreign subsidiaries that are expected to be indefinitely reinvested was $9.3 million on January 30, 1999. The taxes that would be paid upon the remittance of these indefinitely reinvested earnings are estimated to be $0.4 million based on current tax laws.


     The tax effects of significant items comprising the Company's net deferred tax asset are (in thousands):

                                                  January 30       January 31
                                                        1999             1998
                                                  ----------       ----------
 Deferred tax assets:
   Inventory allowances and capitalization.......    $12,959          $ 6,158
   Provision for losses on accounts receivable...     11,690           15,587
   Business restructuring expense................      8,709            5,823
   Deferred compensation.........................      6,218            4,365
   Deferred rent.................................      5,239            4,716
   Employee benefit plans........................      3,859           10,201
   Insurance reserves............................      2,945            2,326
   Net operating loss carry forwards.............      1,550            1,162
   Fixed assets..................................      1,414            5,636
   Other accruals not currently deductible.......      1,498            2,425
                                                     -------          -------
   Gross deferred tax assets.....................     56,081           58,399
                                                     -------          -------
Deferred tax liabilities:
   Intangible assets.............................     17,032           12,325
                                                     -------          -------
      Net deferred tax asset.....................    $39,049          $46,074
                                                     =======          =======
Included in:
   Prepaid expenses and other current assets.....    $38,506          $32,184
   Other assets..................................        543           13,890
                                                     -------          -------
      Net deferred tax asset.....................    $39,049          $46,074
                                                     =======          =======

     For tax purposes, the Company had available at January 30, 1999 foreign net operating loss carry forwards of $6.4 million. Of this amount, $1.3 million will expire in 2003, $0.2 million will expire in 2004 and $4.9 million will be available indefinitely.

13.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consists of (in thousands):

                                                  January 30       January 31
                                                        1999             1998
                                                  ----------       ----------
Salaries, compensation and benefits..............    $26,811         $ 26,733
Interest payable.................................     12,233           17,741
Other accrued expenses and other current
   liabilities...................................     60,023           60,970
                                                     -------         --------

     Accrued expenses and other current
       liabilities...............................    $99,067         $105,444
                                                     =======         ========

14.  LONG-TERM DEBT

     Long-term debt includes (in thousands):

                                                  January 30       January 31
                                                        1999             1998
                                                  ----------       ----------

Senior notes....................................    $191,999         $195,223
Senior subordinated notes.......................      92,081          122,014
Revolving credit facility.......................      32,000          175,000
Convertible notes...............................     182,665          182,031
Other debt obligations..........................      15,508           17,230
                                                    --------         --------
                                                     514,253          691,498

   Less portion payable within one year.........       3,449            4,235
                                                    --------         --------

          Total long-term debt..................    $510,804         $687,263
                                                    ========         ========

     In July 1997, the Company issued $200.0 million of its Senior Notes and $125.0 million of its Senior Subordinated Notes. See Note 5, "Extraordinary Item." The Notes are fully and unconditionally guaranteed on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes by certain subsidiaries of Nine West Group Inc. The Senior Notes are not redeemable at the option of the Company prior to maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2002, at declining redemption prices. Prior to August 15, 2000, the Company may redeem up to 30% of the Senior Subordinated Notes with the net proceeds of one or more public equity offerings at a redemption price of 109%, provided that at least $87.5 million of Senior Subordinated Notes remain outstanding after such redemption. Upon the occurrence of a change of control, each holder of the Notes may require the Company to purchase all or any portion of such holder's Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Notes constitute unsecured obligations of the Company.

     In connection with the issuance of the Notes, on August 1, 1997, the Company amended and restated its credit agreement to permit the Company to borrow up to $600.0 million under a revolving credit facility which expires in July 2002. Effective December 15, 1998, the Company voluntarily reduced the commitment under its Amended and Restated Credit Agreement (the "Credit Agreement") to $500.0 million from $600.0 million. Under the terms of the Credit Agreement, up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. Amounts outstanding under the Credit Agreement bear interest, at the Company's option, at rates based on Citibank, N.A.'s base rate or the Eurodollar rate, and are secured by substantially all assets of the Company and its domestic subsidiaries (excluding receivables transferred to the Trust under the Receivables Facility). Borrowings under the Credit Agreement will become unsecured once the Company reaches an "investment grade" rating on its long-term senior unsecured indebtedness. As of January 30, 1999, $32.0 million of borrowings and $58.3 million of letters of credit were outstanding on a revolving basis and $409.7 million was available for future borrowing.

     In June 1996, the Company issued $185.7 million of its 5-1/2% Convertible Subordinated Notes due July 15, 2003 (the "Convertible Notes") which are convertible into Common Stock at a price of $60.76 per share, subject to adjustment in certain circumstances. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 16, 1999, at declining redemption prices plus any accrued interest. Upon the occurrence of a change of control, each holder of the Convertible Notes may require the Company to purchase all or any portion of such holder's Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. The Convertible Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

     Provisions of the Notes, Credit Agreement and Convertible Notes contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets.

     The annual maturities of long-term debt are approximately $3.4 million, $5.2 million, $0.0 million, $38.9 million and $182.7 million for 1999 through 2003, respectively. The carrying value of the Company's long-term debt approximates its fair value, which was estimated based upon the current rates offered to the Company for debt with similar terms and remaining maturities.

15.  LEASE COMMITMENTS

     The Company leases office, distribution center, factory and retail locations, and equipment under operating leases expiring at various dates through 2022 with renewal options for additional periods. Most retail store leases require both contingent payments based on sales volume and contain escalation clauses for increases in operating costs and real estate taxes.

     Rent expense for operating leases was $151.1 million, $120.7 million and $80.7 million for 1998, 1997 and 1996, respectively. Included in rent expense are minimum rent payments of $147.2 million, $114.5 million and $74.3 million for 1998, 1997 and 1996, respectively.

     Future minimum operating lease payments under noncancellable leases with initial or remaining terms of one year or more at January 30, 1999 consist of (in thousands):

                 Fiscal                              Minimum
                  Year                              Payments
                 ------                             --------
                  1999...........................   $ 95,551
                  2000...........................     90,638
                  2001...........................     82,897
                  2002...........................     75,440
                  2003...........................     66,690
                  2004 and thereafter............    327,914
                                                    --------
                   Total minimum lease payments..   $739,130
                                                    ========

16.  EMPLOYEE BENEFIT PLANS

     Defined Benefit Plans - As of December 31, 1996, the Company amended its retirement plans to freeze benefits thereunder, and merged three defined benefit pension plans acquired in connection with the Acquisition into its previously existing plan (the "Plan"). As of January 1, 1997, the Plan was further amended to take the form of a cash balance plan (the Plan and amendments thereto are referred to herein as the "Cash Balance Plan"), which expressed the retirement benefit as an account balance which increased each year through a combination of interest and service credits to the account based on a percentage of compensation. On January 27, 1999, the Cash Balance Plan was further amended to eliminate future service credits. Primarily as a result of the latter amendment, during the fourth quarter of 1998, the Company recognized a $12.3 million curtailment gain (the "Curtailment Gain") under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits." The Company's funding policy is to make the minimum annual contributions required by applicable regulations. The assets of the Cash Balance Plan have been invested in commingled funds which invest primarily in common stock and investment grade bonds.

     The Company provides a Supplemental Executive Retirement Plan ("SERP" and, together with the Cash Balance Plan, the "Pension Plans") in which certain key employees and officers are eligible to participate. In connection with the Acquisition, the Company acquired an additional SERP in which certain Footwear Group employees participate. The SERPs provide supplemental pension benefits that are not available under the defined benefit pension plan. Benefits paid under the SERPs are based on length of service and final compensation, without regard to the limitations of the Internal Revenue Code (the "Code"), and are reduced by the full amount of benefits payable under the Cash Balance Plan. The SERPs are unfunded, and benefits thereunder are paid from the general assets of the Company. Effective December 31, 1995, the SERPs were amended to freeze the total benefit payable to participants. As participants accrue future benefits in the qualified pension plan, the benefits payable under the SERPs decrease.

     Defined Contribution Plans - As of January 1, 1997, the 401(k) savings plan acquired by the Company in connection with the Acquisition was merged into the Company's preexisting 401(k) savings plan (the "Savings Plan"). Additionally, a non-qualified compensation plan, the Supplemental Savings Plan (the "Supplemental Plan" and, together with the Savings Plan, the "Savings Plans"), was established for employees designated by the Company's retirement committee (the "Retirement Committee"). The Savings Plan allows each participant to contribute up to 15.0% (limited to 6.0% for highly compensated employees) of his or her salary for the year. The Company makes matching contributions to the Savings Plan equal to 50.0% of the participants contribution up to 6.0% of his or her salary. The Supplemental Plan allows each participant to contribute up to 15.0% of his or her salary for the year. The Company makes matching contributions to the Supplemental Plan equal to 50.0% of the participant's contribution up to 6.0% of his or her salary, limited to a maximum of $5,000 in 1998. At the end of the plan year, discrimination testing will determine the amount of Supplemental Plan contributions, not to exceed 6.0%, that will be transferred into the Savings Plan. In addition to the Savings Plans, the Company's United Kingdom and Asian subsidiaries have defined contribution plans with terms similar to those of the Savings Plan. The cost of the defined contribution plans to the Company was $1.7 million, $2.0 million and $2.2 million for 1998, 1997 and 1996, respectively.

     The Company also maintains a non-qualified deferred compensation plan (the "Executive Deferred Compensation Plan"). The purpose of the Executive Deferred Compensation Plan is to provide to certain eligible employees of the Company the opportunity to: (1) defer elements of their compensation (including any investment income thereon) which might not otherwise be deferrable under the Savings Plans; and (2) receive the benefit of additions to their deferral comparable to those obtainable under the Savings Plans in the absence of certain restrictions and limitations in the Code. The Executive Deferred Compensation Plan is unfunded; benefits are paid from the general assets of the Company. The Company's liability under the Executive Deferred Compensation Plan as of January 30, 1999 and January 31, 1998 was $12.6 million and $9.5 million, respectively.

     Health Benefit Plans - In connection with the Acquisition, the Company acquired postretirement benefit plans that partially subsidize healthcare costs and provide life insurance for certain eligible retirees of the Footwear Group.

     The postretirement medical plan was amended on August 1, 1996 to eliminate coverage for those active employees who were under age 50 as of December 31, 1996. This amendment resulted in a curtailment gain of $0.5 million for 1996. The liability associated with the postretirement medical plan has been significantly reduced as the share of the premiums paid by participants has increased. Currently, medical benefits for post-age 65 retirees is maintained by the Company, but the full cost of these benefits is paid by the retiree.


     Net periodic pension costs related to the Pension Plans and net other benefits include the following components (in thousands):

                                       Pension Benefits               Other Benefits
                               ----------------------------      ------------------------
                                  1998       1997      1996        1998     1997     1996
                                  ----       ----      ----        ----     ----     ----
Service cost................. $  3,861     $4,063    $3,280     $    22    $  20    $  41
Interest cost................    3,175      3,500     4,377         150      250      389
Actual return on plan
 assets......................   (5,299)    (5,063)   (5,417)          -        -        -
Amortization of unrecognized
 net (gain) loss.............     (218)         -      (143)     (1,194)    (606)    (447)
Amortization of prior service
 costs.......................   (1,120)    (1,117)      (53)          -        -        -
Amortization of unrecognized
 net transition obligation
 (asset).....................      (18)       (19)      (19)          -        -        -
Curtailment gain.............  (12,259)         -         -           -        -     (461)
                               -------     ------    ------      ------    -----    -----

  Net periodic benefit cost.. $(11,878)    $1,364    $2,025     $(1,022)   $(336)   $(478)
                              ========     ======    ======     =======    =====    =====

     The assumptions used to develop accrued pension cost and other benefit costs at the end of the year, as well as costs in the following year, are:

                             Pension Benefits               Other Benefits
                         -------------------------    ------------------------
                         Jan. 30   Jan. 31   Feb.1    Jan. 30   Jan.31  Feb. 1
                            1999      1998    1997       1999     1998    1997
                            ----      ----    ----       ----     ----    ----
Discount rate..........    6.75%      7.0%    7.5%       6.5%    6.75%   7.25%
Rate of increase in
 compensation levels...      4.5       4.5     4.5        5.5      5.5     5.5
Expected long-term rate
 of return on assets...      9.0       9.0     9.0          -        -       -


     The funded status and the related accrued pension costs for the Defined Benefit Plans and the postretirement benefit obligation are (in thousands):

                               Pension Benefits            Other Benefits
                              -------------------       --------------------
                                 1998        1997          1998         1997
                                 ----        ----          ----         ----
Change in benefit obligation:
Benefit obligation at
 beginning of year..........  $48,568    $ 49,656       $ 2,326      $ 4,812
Service cost................    3,861       4,063            22           20
Interest cost...............    3,175       3,500           150          250
Actuarial (gain) loss.......    3,479       2,323            43       (2,756)
Curtailments................   (1,105)          -             -            -
Benefits paid...............   (9,130)    (10,974)          (91)           -
                              -------    --------        ------      -------
  Benefit obligation at
   end of year.............   $48,848    $ 48,568       $ 2,450      $ 2,326
                              =======    ========        ======      =======

Change in plan assets:
Fair value of plan assets
 at beginning of year......   $61,483    $ 58,435       $     -      $     -
Actual return on plan
 assets....................     4,554      13,684             -            -
Employer contributions.....       105         338            91            -
Benefits paid..............   (15,261)    (10,974)          (91)           -
                              -------    --------       -------      -------
Fair value of plan assets
 at end of year............   $50,881    $ 61,483       $     -      $     -
                              =======    ========       =======      =======

Funded status..............   $ 2,033    $ 12,915       $(2,450)     $(2,326)
Unrecognized transition
 (asset) obligation........    (2,247)     (1,672)            -            -
Unrecognized prior service
 cost......................       128     (13,251)            -            -
Unrecognized net (gain)
 loss......................     2,056      (8,005)       (6,378)      (7,615)
                              -------    --------        ------       ------
Prepaid (accrued) benefit
 cost......................   $ 1,970    $(10,013)      $(8,828)     $(9,941)
                              =======    ========       =======      =======

     For 1998, an 11.5% and 9.0% increase in the cost of covered healthcare benefits was assumed in the pre- and post-age 65 categories, respectively. This rate was assumed to decrease gradually to 5.0% by 2006 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

                                       1-Percentage          1-Percentage
                                     Point Increase        Point Decrease
                                     --------------        --------------
   Percentage increase (decrease)
    in service and interest
    cost........................               6.7%                 (5.9%)
   Percentage increase (decrease)
    in postretirement benefit
    obligation..................               5.9%                 (5.2%)

     The Company funds covered healthcare benefits as claims are incurred.

     Severance Plans - The Company provides certain severance benefits for former employees of the Footwear Group. These plans give severance, health, placement and certain other benefits to former Footwear Group employees based on length of service, final compensation, and certain other factors. The Company's liability under such plans was $0.6 million and $4.5 million at January 30, 1999 and January 31, 1998, respectively. See Note 3, "Business Restructuring Charges."

17.  STOCK OPTION PLANS

     The Company has three stock option plans which provide for the issuance of options and other stock-based awards to management, employees, directors and other persons performing significant services for the Company. Under these plans, the Company is authorized to issue up to an aggregate of 9.7 million shares of Common Stock, with vesting periods of up to five years at option prices not less than the fair market value on the date of grant. Outstanding options have terms up to 10 years and are exercisable in successive annual increments conditional upon active employment or service, except for periods following retirement, disability, death or change of control of the Company. The number of shares available for issuance under the plans and the number of shares issuable pursuant to exercise of the outstanding stock options is subject to adjustment upon certain changes in the Company's capitalization.

     Activity in the Company's stock option plans was (shares in thousands):

                                                        Weighted Average
                                           Shares         Exercise Price
                                           ------       ----------------
       Outstanding at February 3, 1996...   3,788                 $27.20
                                           ======
   Granted...............................   1,271                  44.55
   Exercised.............................    (553)                 25.28
   Forfeited.............................     (86)                 29.57
                                           ------

       Outstanding at February 1, 1997...   4,420                 $32.98
                                           ======
   Granted...............................   1,722                  30.67
   Exercised.............................     (76)                 27.10
   Forfeited.............................     (93)                 37.58
                                           ------

       Outstanding at January 31, 1998...   5,973                 $32.32
                                           ======
   Granted...............................     409                  21.85
   Exercised.............................     (19)                 26.16
   Forfeited.............................    (625)                 36.78
                                           ------

       Outstanding at January 30, 1999...   5,738                 $31.10
                                           ======

   Shares exercisable at February 1, 1997     921                  28.20
   Shares exercisable at January 31, 1998   2,198                  29.96
   Shares exercisable at January 30, 1999   3,382                 $30.28



     The weighted average range of options outstanding at January 30, 1999 are (shares in thousands):

                           Options Outstanding                       Options Exercisable
                   -----------------------------------          ----------------------------
                                  Weighted
                                   Average        Weighted                          Weighted
    Range of                      Remaining       Average                            Average
    Exercise         Number      Contractual      Exercise          Number          Exercise
      Prices       Outstanding       Life          Price          Exercisable         Price
    --------       -----------   -----------      --------        -----------       --------
$10.00 to 16.99        124         10.0            $14.09                0            $ 0.00
 17.00 to 26.99      1,741          4.7             24.89            1,386             25.07
 27.00 to 36.99      2,823          7.2             29.94            1,514             29.92
$37.00 to 50.00      1,050          7.2            $46.51              482            $46.39

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

                                                1998        1997        1996
                                                ----        ----        ----
  Pro forma net income....................   $33,443     $68,435     $73,866
  Pro forma basic earnings per share......      0.95        1.91        2.07
  Pro forma diluted earnings per share....   $  0.95     $  1.90     $  2.02


  Assumptions:
   Risk-free interest rate................      4.7%        5.5%        6.0%
   Volatility.............................       44%       29.0%       33.0%
   Expected life..........................   5 years     5 years     3 years

     The weighted average grant date fair value of options granted was $9.39, $12.37 and $13.98 for 1998, 1997 and 1996, respectively. The fair value of each option grant was estimated using the Black-Scholes options-pricing model based on the assumptions noted above and an expected dividend yield of zero. Results can vary materially depending on the assumptions applied within the model, and the resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.


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

     On March 1, 1999, the Company amended the Rights Plan in connection with entering into an agreement to merge with Jill Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of Jones Apparel Group, Inc. ("Jones"), a Pennsylvania corporation. The amendment provides that none of Jerome Fisher, Vincent Camuto, Jones or any affiliate or associate of any of them will be deemed to be an Acquiring Person solely by reason of (1) the approval, execution, delivery or performance of the Agreement and Plan of Merger, dated as of March 1, 1999, among Jones, Merger Sub and the Company (the "Merger Agreement"), (2) the approval, execution, delivery or performance of the Stockholder Agreement, dated as of March 1, 1999, between Jones and Messrs. Fisher and Camuto (the "Stockholder Agreement") or (3) the consummation of the transactions contemplated by the Merger Agreement or the Stockholder Agreement. See Note 22, "Subsequent Event."

19.  CASH FLOWS

     Cash paid for income taxes was $12.4 million, $39.7 million and $46.0 million for 1998, 1997 and 1996, respectively. Cash paid for interest was $56.3 million, $37.1 million and $39.0 million for 1998, 1997 and 1996, respectively. Excluded from the consolidated statement of cash flows for 1997 is a $15.4 million non-cash debt obligation incurred by the Company in conjunction with its acquisition of The Shoe Studio Group Limited.

20.  RELATED PARTY TRANSACTIONS

     During 1997, the Company's principal executive offices were moved from Stamford, Connecticut, to White Plains, New York. The Company is a party to a lease with respect to its former executive offices with a partnership in which the Company's Chairman of the Board and Chief Executive Officer have a combined 10.3% limited partnership interest. The lease was renegotiated and extended at current market rates during 1993 and expires on December 31, 2002.
 Rent payments related to the Company's former executive offices for 1998, 1997 and 1996 were $1.6 million, $2.3 million and $2.1 million, respectively, net of sublease income for 1998 of $0.3 million.

21.  STOCKHOLDERS EQUITY

     On February 17, 1998, the Company authorized a share buy-back program in an amount not to exceed $20.0 million, which reflected limits imposed under the Company's Credit Agreement. During 1998, the Company completed the share buy-back program by purchasing 1,952,900 outstanding shares of its Common Stock at an aggregate price of approximately $20.0 million.

     In connection with the Acquisition, the Company issued warrants (the "Warrants") to purchase 3.7 million shares of Common Stock. On June 5, 1996, the Company made a net payment of $42.5 million to U.S. Shoe, in connection with the settlement of a post-closing balance sheet dispute relating to the Acquisition and for the repurchase by the Company of the Warrants.

22.  SUBSEQUENT EVENT

     The Company, Jones and Merger Sub have entered into the Merger
Agreement, pursuant to which the Company will be merged with Merger Sub (the "Merger") and all outstanding shares of the Company's Common Stock, other than shares held by parties to the Merger Agreement or by dissenting shareholders who perfect their statutory appraisal rights under Delaware law, will be converted into the right to receive $13.00 in cash and a number of shares of common stock of Jones (the "Jones Common Stock") equal to the Exchange Ratio, subject to the terms and conditions of the Merger Agreement. The "Exchange Ratio" will be (i) .5011 if the average price of the Jones Common Stock for a 15-day period prior to the Closing (the "Jones Stock Price") is greater than or equal to $24.00 and less than or equal to $34.00; (ii) equal to $12.00 divided by the Jones Stock Price if the Jones Stock Price is greater than or equal to $21.00 and less than $24.00; (iii) .5714 if the Jones Stock Price is less than $21.00; (iv) equal to $17.00 divided by the Jones Stock Price if the Jones Stock Price is greater than $34.00 but less than or equal to $36.00; and
(v) .4722 if the Jones Stock Price is greater than $36.00. Based on a value of Jones Common Stock of $29-5/8 per share as of April 16, 1999, and including assumed debt, the transaction has a total value of approximately $1.5 billion. Jones is a designer and marketer of a broad array of products, including sportswear, jeanswear, suits and dresses. The Merger will be accounted for as a purchase for financial accounting purposes. The transaction is expected to close by the end of June 1999 and is subject to customary conditions, including approval by Company stockholders.

23.  COMMITMENTS AND CONTINGENCIES

     The Federal Trade Commission is currently conducting an inquiry with respect to the Company's resale pricing policies to determine whether the Company violated the federal antitrust laws by agreeing with others to restrain the prices at which retailers sell footwear and other products marketed by the Company. In addition, Attorneys General from the States of Florida, New York, Ohio and Texas are conducting similar inquiries.

     Since January 13, 1999, more than 25 putative class actions have been filed on behalf of purchasers of the Company's footwear in three separate federal courts alleging that the Company violated Section 1 of the Sherman Act by engaging in a conspiracy with its retail distributors to fix the minimum prices at which the footwear marketed by the Company was sold to the public. All of these class action complaints have been consolidated into a single action in the United States District Court for the Southern District of New York and seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. In addition, five putative class actions based on the same alleged conduct have been filed in state courts in New York, the District of Columbia, Wisconsin, California and Minnesota alleging violations of those states' respective antitrust laws. The five state actions likewise seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees.

     Based on the short period of time that has elapsed since the inception of the inquiries and the filing of the lawsuits, the Company's existing policies relating to resale pricing and the limited information available to the Company with respect to compliance with those policies, the Company does not anticipate that the inquiries or lawsuits will result in a material adverse financial effect on the Company.

     On March 3, 4 and 5, 1999, four purported stockholder class action suits were filed against the Company, the members of the Company's Board of Directors and Jones in the Delaware Court of Chancery. These complaints allege, among other things, that the defendants have breached their fiduciary duties to Company stockholders by failing to maximize stockholder value in connection with entering into the Merger Agreement. See Note 22, "Subsequent Event." The complaints seek, among other things, an order enjoining completion of the merger. The Company and Jones believe that the complaints are without merit and plan to defend vigorously against the complaints.

     On May 1, 1997, the Company learned that on April 10, 1997, the United States Securities and Exchange Commission (the "SEC") entered a formal order of investigation of the Company. Based on conversations with the staff of the SEC, the Company believes that this investigation was primarily focused on the revenue recognition policies and practices of certain of the Company's divisions that were acquired from U.S. Shoe in 1995. On October 29, 1997, the Company received a subpoena issued by the SEC in connection with its investigation requesting the Company to produce certain documents relating to the purchase by the Company of products manufactured in Brazil from 1994 to date, including documents concerning the prices paid for such products and the customs duties paid in connection with their importation into the United States. On February 1, 1999, the SEC informed the Company that its investigation had been terminated with no enforcement action being recommended against the Company.

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

24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the last two years appears below (in thousands, except per share data):

                                        First    Second      Third     Fourth
                                      Quarter   Quarter    Quarter    Quarter
                                      -------   -------    -------    -------
1998
Net revenues......................   $448,282  $527,958   $485,720   $454,747
Gross profit......................    191,060   214,376    208,523    175,888
Income (loss) before extraordinary
 item.............................      7,283    21,637     15,873     (7,348)
Earnings (loss) per share before
 extraordinary item*
   Basic..........................       0.20     0.60        0.46      (0.22)
   Diluted........................   $   0.20  $  0.60    $   0.46   $  (0.22)

1997
Net revenues......................   $406,083  $495,684   $496,563   $466,988
Gross profit......................    181,841   206,639    221,418    191,839
Net income (loss).................     17,491    28,926     34,602     (2,888)
Earnings (loss) per share*
   Basic..........................       0.49      0.81       0.97      (0.08)
   Diluted........................   $   0.48  $   0.78   $   0.92   $  (0.08)


     *The total of quarterly earnings per share does not equal the annual amount, as earnings per share is calculated independently for each quarter. The calculation of diluted earnings per share excludes the impact of antidilutive common stock equivalents.

     For the first, second and fourth quarters of 1998, net income, basic earnings per share and diluted earnings per share are equivalent to income before extraordinary item. Net income, basic earnings per share and diluted earnings per share for the third quarter of 1998 were $18.8 million, $0.54 and $0.54, respectively, which includes the Note Repurchase Gain. See Note 5, "Extraordinary Item."

     The fourth quarters of 1998 and 1997 include pre-tax charges of $3.7 million and $6.3 million, respectively, for severance and other costs related to the reduction of corporate positions. Additionally, the fourth quarter of 1998 includes the 1998 Restructuring Charge (see Note 3, "Business Restructuring Charges"), the Curtailment Gain (see Note 16, "Employee Benefit Plans") and a $3.2 million pre-tax charge for the write-down of receivables in connection with the discontinuation of a Far East distribution operation.

25.  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company's operations are comprised of domestic wholesale, domestic retail and international segments. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of footwear and accessories through wholesale channels and the Company's own retail locations and are recorded on the basis of customer location. The domestic wholesale segment includes wholesale operations with third party department and retail stores within the United States. The domestic retail segment includes retail operations by Company-owned retail stores located in the United States. The international segment includes retail and wholesale operations with third party customers in approximately 55 countries. No individual country other than the United States accounted for more that 10% of consolidated net revenues in 1998, 1997 or 1996. The Company defines segment profit as income from continuing operations before restructuring expenses, interest expense, income taxes, discontinued operations and extraordinary items. All inter-segment sales are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing authorities. The Company does not include intercompany activity between segments in the measurement of segment profitability. Information on segments and a reconciliation to amounts disclosed within the consolidated financial statements are as follows (in thousands):

Fiscal year ended January 30, 1999:

                            Domestic     Domestic       Inter-    Corporate
                           Wholesale       Retail     national    and other    Consolidated
                           ---------     --------     --------    ---------    ------------
Net revenues.............   $874,714     $744,382     $297,611    $       -      $1,916,707
Depreciation and
 amortization............      4,323       13,062        7,331       24,305          49,021
Segment profit...........    173,945       46,483         (917)     (86,629)        132,882
Business restructuring
 expenses................                                                            18,033
Interest expense.........                                                            53,467
Income from continuing
 operations before income
 taxes...................                                                            61,382
Capital expenditures.....      7,327       14,177       12,096       8,295           41,895
Total assets.............   $508,532     $245,593     $159,059    $303,945       $1,217,129

Fiscal year ended January 31, 1998:

                            Domestic     Domestic       Inter-    Corporate
                           Wholesale       Retail     national    and other    Consolidated
                           ---------     --------     --------    ---------    ------------
Net revenues.............   $904,455     $744,904     $215,959     $      -      $1,865,318
Depreciation and
 amortization............      3,170       11,961        3,597       21,224          39,952
Segment profit...........    194,382       75,045        7,615      (94,944)        182,098
Interest expense.........                                                            54,014
Income from continuing
 operations before income
 taxes...................                                                           128,084
Capital expenditures.....      3,501       27,067       12,160       33,504          76,232
Total assets.............   $443,061     $214,718     $ 79,077     $654,683      $1,391,539


Fiscal year ended February 1, 1997:

                            Domestic     Domestic       Inter-    Corporate
                           Wholesale       Retail     national    and other    Consolidated
                           ---------     --------     --------    ---------    ------------
Net revenues.............   $881,746     $682,626      $38,743    $       -      $1,603,115
Depreciation and
 amortization............      2,166       10,833          770       19,214          32,983
Segment profit...........    203,510       82,827          105      (86,119)        200,323
Business restructuring
 expenses................                                                            18,970
Interest expense.........                                                            41,947
Income from continuing
 operations before income
 taxes...................                                                           139,406
Capital expenditures.....   $  4,474     $ 26,078      $ 2,133    $  10,121      $   42,806

     Long-lived assets excluding deferred taxes related to operations in the United States and foreign countries are as follows:

                                                   1998             1997
                                                   ----             ----
   United States..........................      $522,264         $526,575
   Foreign countries......................        62,070           51,943
                                                --------         --------
           Total..........................      $584,334         $578,518
                                                ========         ========


26.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Notes are fully and unconditionally guaranteed on a joint and several basis by certain wholly-owned domestic subsidiaries of Nine West Group Inc. Accordingly, condensed consolidating balance sheets as of January 30, 1999 and January 31, 1998, and condensed consolidating statements of income and cash flows for the 52-week periods ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively, for such guarantor subsidiaries are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on distributions from each of the guarantor subsidiaries to Nine West Group Inc.

                                         NINE WEST GROUP INC.
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                     52 WEEKS ENDED JANUARY 30, 1999
                                             (in thousands)

                                          Nine
                                          West
                                         Group     Guarantor  Non-Guarantor   Elimination
                                          Inc.  Subsidiaries   Subsidiaries       Entries  Consolidated
                                      --------  ------------  -------------   -----------  ------------
Net revenues......................... $923,219    $2,336,333      $ 329,033   $(1,671,878)   $1,916,707
Cost of goods sold...................  506,276     1,973,743        170,485    (1,523,644)    1,126,860
                                      --------    ----------      ---------   -----------    ----------
  Gross profit.......................  416,943       362,590        158,548      (148,234)      789,847
Selling, general and
 administrative expenses.............  402,701       256,375        140,759      (148,234)      651,601
Business restructuring expenses......    7,573         5,046              0             0        12,619
Amortization of acquisition goodwill
 and other intangibles...............    5,647         3,716          1,415             0        10,778
                                      --------    ----------      ---------   -----------    ----------
  Operating income...................    1,022        97,453         16,374             0       114,849
Interest expense.....................   14,798        30,306          8,363             0        53,467
Equity in net earnings of
 subsidiaries........................   48,624             0              0       (48,624)            0
                                      --------    ----------      ---------   -----------    ----------
  Income before income taxes.........   34,848        67,147          8,011       (48,624)       61,382
Income tax expense...................   (2,597)       24,438          2,096             0        23,937
                                      --------    ----------      ---------   -----------    ----------
   Income before extraordinary item..   37,445        42,709          5,915       (48,624)       37,445
Extraordinary gain (net of income
  taxes of $1,869)...................    2,923             0              0             0         2,923
                                      --------    ----------      ---------   -----------    ----------
  Net income......................... $ 40,368    $   42,709      $   5,915   $   (48,624)   $   40,368
                                      ========    ==========      =========   ===========    ==========

                                         NINE WEST GROUP INC.
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                     52 WEEKS ENDED JANUARY 31, 1998
                                             (in thousands)
                                          Nine
                                          West
                                         Group     Guarantor  Non-Guarantor   Elimination
                                          Inc.  Subsidiaries   Subsidiaries       Entries  Consolidated
                                      --------  ------------  -------------   -----------  ------------
Net revenues......................... $862,742    $2,259,029      $ 256,111   $(1,512,564)   $1,865,318
Cost of goods sold...................  440,133     1,839,367        140,756    (1,356,675)    1,063,581
                                      --------    ----------      ---------   -----------    ----------
  Gross profit.......................  422,609       419,662        115,355      (155,889)      801,737
Selling, general and
 administrative expenses.............  397,619       275,850         92,681      (156,159)      609,991
Amortization of acquisition goodwill
 and other intangibles...............    5,510         3,715            423             0         9,648
                                      --------    ----------       --------   -----------    ----------
  Operating income...................   19,480       140,097         22,251           270       182,098
Interest expense.....................   12,021        34,422          7,301           270        54,014
Equity in net earnings of
 subsidiaries........................   79,467                                    (79,467)            0
                                      --------    ----------       --------   -----------    ----------
  Income before income taxes.........   86,926       105,675         14,950       (79,467)      128,084
Income tax expense...................    8,795        39,443          1,715                      49,953
                                      --------    ----------       --------   -----------    ----------
  Net income......................... $ 78,131    $   66,232        $13,235   $   (79,467)    $  78,131
                                      ========    ==========       ========    ===========    ==========

                                         NINE WEST GROUP INC.
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                     52 WEEKS ENDED FEBRUARY 1, 1997
                                             (in thousands)

                                          Nine
                                          West
                                         Group     Guarantor  Non-Guarantor   Elimination
                                          Inc.  Subsidiaries   Subsidiaries       Entries  Consolidated
                                      --------  ------------  -------------   -----------  ------------
Net revenues......................... $739,214    $2,001,125      $  98,435   $(1,235,659)   $1,603,115
Cost of goods sold...................  380,965     1,624,199         57,538    (1,148,756)      913,946
                                      --------    ----------      ---------   -----------    ----------
  Gross profit.......................  358,249       376,926         40,897       (86,903)      689,169
Selling, general and
 administrative expenses.............  298,937       239,844         27,293       (86,790)      479,284
Business restructuring expenses......    5,466        13,504              -             -        18,970
Amortization of acquisition goodwill
 and other intangibles...............    7,704         1,858                                      9,562
                                      --------    ----------      ---------   -----------    ----------
  Operating income...................   46,142       121,720         13,604          (113)      181,353
Interest expense.....................   11,824        24,466          5,770          (113)       41,947
Equity in net earnings of
 subsidiaries........................   61,815                                    (61,815)            0
                                      --------    ----------      ---------   -----------    ----------
  Income before income taxes.........   96,133        97,254          7,834       (61,815)      139,406
Income tax expense...................   15,125        40,035            602                      55,762
                                      --------    ----------      ---------   -----------    ----------
   Income from continuing operations.   81,008        57,219          7,232       (61,815)       83,644
Loss on disposal of discontinued
 operation - net.....................                                 2,636                       2,636
                                      --------    ----------      ---------   -----------    ----------

  Net income......................... $ 81,008    $   57,219      $   4,596   $   (61,815)   $   81,008
                                      ========    ==========      =========   ===========    ==========

                                            NINE WEST GROUP INC.
                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                              JANUARY 30, 1999
                                                (in thousands)

                                            Nine
                                            West
                                           Group     Guarantor  Non-Guarantor  Elimination
                                            Inc.  Subsidiaries   Subsidiaries      Entries  Consolidated
                                      ----------  ------------  -------------  -----------  ------------
ASSETS
Current Assets:
  Cash............................... $    9,776      $     26       $  8,149    $       0    $   17,951
  Accounts receivable including
    securitized interest in accounts
    receivable - net.................     34,363       (50,868)       102,999            0        86,494
  Inventories........................    140,112       246,634         73,629            0       460,375
  Prepaid expenses and other
   current assets....................     38,047        23,488          5,897            0        67,432
  Due (to) from affiliates...........   (285,991)      307,097        (21,106)           0             0
                                      ----------      --------       --------    ---------    ----------
    Total current assets.............    (63,693)      526,377        169,568            0       632,252
Property and equipment - net.........    118,345        17,588         28,073            0       164,006
Goodwill - net.......................    202,635             0         27,602            0       230,237
Trademarks and trade names - net.....      1,099       134,906          1,890            0       137,895
Other assets.........................     70,838         4,100          4,601      (26,800)       52,739
Investment in subsidiaries...........    783,782             0              0     (783,782)            0
                                      ----------      --------       --------    ---------    ----------
      Total assets................... $1,113,006      $682,971       $231,734    $(810,582)   $1,217,129
                                      ==========      ========       ========    =========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................... $   19,027      $ 46,712       $ 13,786    $       0    $   79,525
  Accrued expenses and other current
   liabilities.......................     69,949        14,833         14,285            0        99,067
  Current portion of long-term debt..          0             0          3,449            0         3,449
                                      ----------      --------       --------    ---------    ----------
    Total current liabilities........     88,976        61,545         31,520            0       182,041
Long-term debt.......................    498,745             0         12,059            0       510,804
Other non-current liabilities........     62,442             1         29,879      (26,102)       66,220
                                      ----------      --------       --------     --------    ----------
      Total liabilities..............    650,163        61,546         73,458      (26,102)      759,065
                                      ----------      --------       --------     --------    ----------
Stockholders' equity.................    462,843       621,425        158,276     (784,480)      458,064
                                      ----------      --------       --------     --------    ----------
        Total liabilities and
         stockholders' equity........ $1,113,006      $682,971       $231,734    $(810,582)   $1,217,129
                                      ==========      ========       ========    =========    ==========

                                            NINE WEST GROUP INC.
                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                             JANUARY 31, 1998
                                               (in thousands)

                                            Nine
                                            West
                                           Group     Guarantor  Non-Guarantor  Elimination
                                            Inc.  Subsidiaries   Subsidiaries      Entries  Consolidated
                                      ----------  ------------  -------------   ----------  ------------
ASSETS
Current Assets:
  Cash............................... $   10,526      $     39       $ 13,109    $       0    $   23,674
  Accounts receivable including
    securitized interest in accounts
    receivable - net.................     44,723       (18,824)       106,584         (560)      131,923
  Inventories........................    174,674       305,180         63,649            0       543,503
  Prepaid expenses and other
   current assets....................     43,628        31,984         10,515       13,904       100,031
  Due (to) from affiliates...........    (72,262)      156,341        (83,803)        (276)            0
                                      ----------      --------       --------    ---------    ----------
    Total current assets.............    201,289       474,720        110,054       13,068       799,131
Property and equipment - net.........    123,945        23,701         38,738      (13,589)      172,795
Goodwill - net.......................    207,417             0         23,713            0       231,130
Trademarks and trade names - net.....      1,128       138,622              0            0       139,750
Other assets.........................     35,688         1,270         11,962         (187)       48,733
Investment in subsidiaries...........    719,273             0              0     (719,273)            0
                                      ----------      --------       --------    ---------    ----------
      Total assets................... $1,288,740      $638,313       $184,467    $(719,981)   $1,391,539
                                      ==========      ========       ========    =========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................... $   38,554      $ 52,723       $  8,798    $       0    $  100,075
  Accrued expenses and other current
   liabilities.......................     80,298         7,283         18,423         (560)      105,444
  Current portion of long-term debt..          0             0          4,235            0         4,235
                                      ----------      --------       --------    ---------    ----------
    Total current liabilities........    118,852        60,006         31,456         (560)      209,754
Long-term debt.......................    674,267             0         12,996            0       687,263
Other non-current liabilities........     54,107             0            868          699        55,674
                                      ----------      --------       --------    ---------    ----------
      Total liabilities..............    847,226        60,006         45,320          139       952,691
                                      ----------      --------       --------    ---------    ----------
Stockholders' equity.................    441,514       578,307        139,147     (720,120)      438,848
                                      ----------      --------       --------    ---------    ----------
        Total liabilities and
         stockholders' equity........ $1,288,740      $638,313       $184,467    $(719,981)   $1,391,539
                                      ==========      ========       ========    =========    ==========

                                        NINE WEST GROUP INC.
                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                          JANUARY 30, 1999
                                           (in thousands)

                                           Nine
                                           West
                                          Group     Guarantor  Non-Guarantor  Elimination
                                           Inc.  Subsidiaries   Subsidiaries      Entries  Consolidated
                                      ---------  ------------  -------------  -----------  ------------
Net cash provided by operating
 activities.......................... $ 210,888      $  1,240       $  3,243      $     0    $  215,371
                                      ---------      --------       --------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..   (24,802)       (4,914)       (12,179)           0       (41,895)
Proceeds from sale of property and
  equipment..........................    16,351             0              0            0        16,351
Business acquisition - net of cash
 acquired............................         0             0         (9,932)           0        (9,932)
Proceeds from sale of discontinued
 operation...........................         0             0          2,780            0         2,780
Other investing activities...........   (11,790)        3,252         15,373            0         6,835
                                      ---------      --------       --------      --------     ---------
Net cash used by investing
 activities..........................   (20,241)       (1,662)        (3,958)           0       (25,861)
                                      ---------      --------       --------      --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under
 financing agreements................  (142,861)            0          1,726            0      (141,135)
Repayments of long-term debt.........   (29,497)            0         (3,449)           0       (32,946)
Purchases of stock for treasury......   (19,991)            0              0            0       (19,991)
Net proceeds from issuance of stock
 and other...........................       952           409         (2,522)           0        (1,161)
                                      ---------      --------       --------      --------     ---------
Net cash (used) provided by financing
 activities..........................  (191,397)          409         (4,245)           0      (195,233)
                                      ---------      --------       --------      --------     ---------
NET DECREASE IN CASH.................      (750)          (13)        (4,960)           0        (5,723)
CASH, BEGINNING OF PERIOD............    10,526            39         13,109            0        23,674
                                      ---------      --------        --------     --------     ---------
CASH, END OF PERIOD.................. $   9,776      $     26       $  8,149     $      0     $  17,951
                                      =========      ========       ========      ========     =========

                                        NINE WEST GROUP INC.
                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                          JANUARY 31, 1998
                                           (in thousands)

                                           Nine
                                           West
                                          Group     Guarantor  Non-Guarantor  Elimination
                                           Inc.  Subsidiaries   Subsidiaries      Entries  Consolidated
                                      ---------  ------------  -------------  -----------  ------------
Net cash provided by operating
 activities.......................... $   6,688      $  9,045       $ 54,555     $      0    $   70,288
                                      ---------      --------       --------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..   (58,379)       (5,522)       (12,331)           0       (76,232)
Business acquisitions - net of cash
 acquired............................    (5,673)            0        (20,721)           0       (26,394)
Other investing activities...........     2,240        (3,511)        (1,443)           0        (2,714)
                                      ---------      --------       --------     --------     ---------
Net cash used by investing
 activities..........................   (61,812)       (9,033)       (34,495)           0      (105,340)
                                      ---------      --------       --------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under
 financing agreements................    45,000             0          4,376            0        49,376
Proceeds from issuance of long-term
 debt................................   316,648             0              0            0       316,648
Repayments of long-term debt.........  (322,001)            0        (10,294)           0      (332,295)
Net proceeds from issuance of stock
 and other...........................     2,498             1         (2,678)           0          (179)
                                      ---------      --------       --------     --------     ---------
Net cash provided (used) by financing
 activities..........................    42,145             1         (8,596)           0        33,550
                                      ---------      --------       --------     --------     ---------
NET (DECREASE) INCREASE IN CASH......   (12,979)           13         11,464            0        (1,502)
CASH, BEGINNING OF PERIOD............    23,505            26          1,645            0        25,176
                                      ---------      --------       --------     --------     ---------
CASH, END OF PERIOD.................. $  10,526      $     39       $ 13,109     $      0     $  23,674
                                      =========      ========       ========     ========     =========

                                        NINE WEST GROUP INC.
                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                          FEBRUARY 1, 1997
                                           (in thousands)

                                           Nine
                                           West
                                          Group     Guarantor  Non-Guarantor  Elimination
                                           Inc.  Subsidiaries   Subsidiaries      Entries  Consolidated
                                      ---------  ------------  -------------  -----------  ------------
Net cash (used) provided by operating
 activities...........................$ (86,244)     $(15,197)      $ 13,536     $      0     $ (87,905)
                                      ---------      --------       --------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...  (36,823)       (2,626)        (3,357)           0       (42,806)
Proceeds from sale of property and
  equipment...........................      181        19,424             12            0        19,617
Business acquisitions - net of cash
 acquired.............................   (2,197)            0         (9,383)           0       (11,580)
Acquisition purchase price settlement.   25,000             0              0            0        25,000
Proceeds from sale of discontinued
 operation............................    2,800             0              0            0         2,800
Other investing activities............    9,220        (1,596)        (1,578)           0         6,046
                                      ---------      --------       --------     --------     ---------
Net cash (used) provided by investing
 activities...........................   (1,819)       15,202        (14,306)           0          (923)
                                      ---------      --------       --------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under
 financing agreements.................  128,000             0              0            0       128,000
Proceeds from issuance of long-term
 debt.................................  232,016             0              0            0       232,016
Repayments of long-term debt.......... (218,000)            0              0            0      (218,000)
Repurchases of warrants...............  (67,500)            0              0            0       (67,500)
Net proceeds from issuance of stock
 and other............................   18,695             0             11            0        18,706
                                      ---------      --------       --------     --------     ---------
Net cash provided by financing
 activities...........................   93,211             0             11            0        93,222
                                      ---------      --------       --------     --------     ---------
NET INCREASE (DECREASE) IN CASH.......    5,148             5           (759)           0         4,394
CASH, BEGINNING OF PERIOD.............   18,357            21          2,404            0        20,782
                                      ---------      --------       --------     --------     ---------
CASH, END OF PERIOD...................$  23,505      $     26       $  1,645     $      0     $  25,176
                                      =========      ========       ========     ========     =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None




                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The Company's Board of Directors is divided into three classes. The term of the current Class I directors, Messrs. Goldsmith and Pascarella, expires in 2000; the term of the current Class II directors, Messrs. Fisher and Camuto, expires in 2001; and the term of the current Class III director, Mr. Salibello, expires in 1999. Directors hold office until the annual meeting of stockholders of the Company in the year in which the term of their class expires and until their successors have been duly elected and qualified. At each annual meeting of stockholders of the Company, the successors to the class of directors whose term expires are elected for a three-year term.

     The following table sets forth certain information, as of April 16, 1999, with respect to each director. Unless noted otherwise, the business experience shown for each individual has been his principal occupation for at least the past five years.

Name                Age           Business                     Director Since
----                ---           --------                     --------------
Jerome Fisher       68      Chairman of the Board and a             1977
                            director of the Company since
                            its organization.  Mr. Fisher
                            and Vincent Camuto founded the
                            Company in 1977.  Mr. Fisher is
                            principally responsible for
                            long-range corporate strategy,
                            long-range financial planning,
                            review and evaluation of
                            potential mergers and acquisitions,
                            and the Company's international
                            expansion.

Vincent Camuto      62      A director and head of product          1977
                            development of the Company since
                            its organization.  Prior to being
                            named Chief Executive Officer of
                            the Company in May 1995, Mr.
                            Camuto served as President from
                            February 1993 to May 1995.  Mr.
                            Camuto and Jerome Fisher founded
                            the Company in 1977.  Mr. Camuto
                            is principally responsible for
                            the day-to-day management of the
                            Company, including supervising
                            the design, manufacture, marketing
                            and distribution of the Company's
                            products.

C. Gerald           70      Financial advisor.  Mr. Goldsmith       1993
Goldsmith                   also serves as a director of
                            American Banknote Corporation,
                            American Bank Note Holographics, Inc.,
                            Palm Beach National Bank & Trust
                            Company, Innkeepers USA Trust, The
                            Meditrust Companies and Plymouth
                            Rubber Company, Inc.

Henry W.            65      Attorney; Senior Counsel, Tyler         1995
Pascarella                  Cooper & Alcorn.

Salvatore M.        53      Managing partner of the accounting      1993
Salibello                   firm of Salibello & Broder.  Mr.
                            Salibello also serves as a director
                            of Kasper A.S.L., Ltd.



     The Company and each of Messrs. Fisher and Camuto have entered into agreements with respect to the election of directors of the Company. See "Item 13 - Certain Relationships and Related Transactions."

EXECUTIVE OFFICERS

     Jerome Fisher serves as Chairman of the Board and Vincent Camuto serves as Chief Executive Officer. See "-- Directors" above.

     Robert C. Galvin, age 39, has been Executive Vice President, Chief Financial Officer and Treasurer since April 30, 1996. From October 1995 to April 1996, Mr. Galvin served as Senior Vice President - Strategic Planning. Prior to October 1995, Mr. Galvin was a partner at Deloitte & Touche LLP in charge of the Connecticut retail and distribution practice of that firm and specialized in mergers and acquisitions. In that capacity, Mr. Galvin consulted with the Company beginning in 1987 and advised the Company with respect to acquisitions.

     Executive officers of the Company serve at the discretion of the Board of Directors, subject to contractual arrangements. There is no family relationship between any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and greater than 10% stockholders of the Company to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements were complied with during fiscal 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     Nonemployee directors receive an annual retainer of $36,000 per year as compensation for their services and $3,000 for each Board or committee meeting attended. Each committee chairman receives an additional $3,000 per year.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board or committees thereof.

     The Company's 1993 Directors' Stock Option Plan, as amended (the "Directors' Plan"), provides that stock options will be granted through the year 2003 to "Eligible Directors" (generally, nonemployee directors). An aggregate of 101,340 shares of Common Stock remains available for issuance pursuant to options not yet granted under the Directors' Plan, subject to adjustment upon certain changes in the Company's capitalization. All options granted under the Directors' Plan are granted as of the first business day after the annual stockholders' meeting. Each Eligible Director is entitled to receive an option on the grant date to acquire 5,000 shares of Common Stock at a price equal to the fair market value of the Common Stock on that date. The options become exercisable in successive annual increments of 33%, 34% and 33%, beginning on the first anniversary of the date the options were granted.

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation paid to the Company's Chairman of the Board, its Chief Executive Officer and an additional executive officer of the Company for the Company's last three fiscal years.

                                  Annual Compensation                                 Long Term Compensation Awards
                             ---------------------------------               --------------------------------------------
                                                                         Securities
Name and                                                                 Underlying          Restricted                All Other
Principal Position           Year    Salary ($)   Bonus($) (1)        Options/SAR (#)    Stock Awards ($)     Compensations ($)(2)
------------------           ----    ---------    ------------        --------------     ---------------      -------------------
Jerome Fisher                1998   $1,044,688        $300,000                     0           $      0               $    0
Chairman of the Board        1997    1,035,000               0               125,000                  0                    0
                             1996    1,035,000         750,000                50,000                  0                2,417


Vincent Camuto               1998   $1,044,688        $500,000                     0           $      0               $5,258
Chief Executive Officer      1997    1,035,000               0               125,000                  0                4,750
and Director                 1996    1,035,000         750,000                50,000                  0                6,006


Robert C. Galvin (3)         1998   $  440,486        $215,625                     0           $255,000(4)            $5,101(5)
Executive Vice President,    1997      340,008          70,333                40,000                  0                5,073(5)
Chief Financial Officer,     1996      306,668         243,750                20,000                  0                5,358
and Treasurer

(1) Except as otherwise noted, amounts shown represent bonus earned for the applicable fiscal year but paid during the first quarter of the subsequent fiscal year.

(2) Except as otherwise noted, amounts shown represent matching contributions made by the Company under the Company's 401(k) Savings Plan, Executive Deferred Compensation Plan and/or Supplemental Savings Plan.

(3) Mr. Galvin became the Company's Executive Vice President, Chief Financial Officer and Treasurer effective as of April 30, 1996; from October 2, 1995 to April 30, 1996, Mr. Galvin was Senior Vice President, Strategic Planning.

(4) Based on a closing price of $25.50 on February 2, 1998 with respect to a total of 10,000 shares of restricted Common Stock granted to Mr. Galvin pursuant to a Restricted Stock Agreement between the Company and Mr. Galvin dated February 2, 1998. With certain exceptions, such 10,000 shares will vest on the date of the public release by the Company of its earnings as follows: (i) 1,666 shares will vest on fiscal year ending January 30,1999 if the Company meets or exceeds its targeted fully diluted earnings per share set forth in the Company's 1998 Budget; and
     (ii) with respect to any subsequent fiscal year, if the Company meets or exceeds the financial goals established with respect to the accelerated vesting of the restricted stock for such fiscal year, as determined by the Compensation Committee no later than 90 days after the commencement of the applicable fiscal year. For any fiscal year for which the applicable financial goal is not achieved, the period of restriction shall not be terminated until 6 years from the date of award. All shares of restricted stock vest upon a "change of control," as defined in the Restricted Stock Agreement.

(5) Amount shown includes life insurance premiums of $335 and $323 in 1998 and 1997, respectively.

OPTION GRANTS IN LAST FISCAL YEAR

     No stock options or stock appreciation rights were granted to the individuals named in the Summary Compensation Table during fiscal 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning option exercises during fiscal 1998 and options held at January 30, 1999 by the individuals named in the Summary Compensation Table, and the value of those options at such date. Only a portion of the options had exercise prices lower than the fair market value of the Common Stock on such date ("in-the-money" options).


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
VALUES


                   Shares
                  Acquired                      No. of Securities            Value of Unexercised
                     on          Value        Underlying Unexercised        "In-the-Money" Options/SARs
Name              Exercise (#)   Realized($)  Options/SARs at FY-End (#)        at FY-End ($) (1)
----             -------------   -----------  --------------------------    --------------------------
                                               Exercisable Unexercisable    Exercisable   Unexercisable
                                               ----------- -------------    -----------   -------------
Jerome Fisher         0               $0         245,000      146,666            $0              $0

Vincent Camuto        0               $0         291,900      146,666             0               0

Robert C. Galvin      0               $0          44,000       36,000             0               0

(1) Based upon a price of $13.75 per share (the closing price of the Common Stock on January 30, 1999) less the applicable option exercise price.

PENSION PLAN

     Effective January 1, 1997, the Company established a defined benefit pension plan (the "Pension Plan") covering current employees of the Company and certain eligible employees who were previously employed by the Footwear Group. Prior to that time, these participants were covered under the Pension Plan for Employees of Nine West Group Inc. (the "Prior NWG Pension Plan"), the Nine West Group Inc. Pension Plan for Former Salaried Employees of U.S. Shoe Footwear (the "Prior U.S. Shoe Pension Plan") and two other defined benefit pension plans maintained by the Company. On January 27, 1999, the Company amended the Pension Plan to eliminate future service credits. Interest credits will continue to be credited to the account balance.

     The normal retirement benefit under the Pension Plan is equal to the participant's accumulated cash balance account at retirement. Prior to the Pension Plan amendment noted above and in accordance with the following schedule, each participant's cash balance account was credited annually with "service credits" equal to the applicable percentage, based on the participant's age and applicable years of service, times pensionable compensation. Pensionable compensation under the Pension Plan is cash compensation in the form of base pay and commissions paid, if any, including the amount of any reductions in a participant's compensation used for elective deferrals under a cash or deferred profit sharing plan or a cafeteria plan. All other compensation and benefits is excluded for purposes of determining pensionable compensation. The annual compensation of each employee taken into account in calculating pensionable compensation under the Pension Plan may not exceed $160,000, adjusted for increases in the cost of living in accordance with Section 401(a)(17)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Participants only receive "service credits" prior to the Pension Plan amendment noted above, in years during which they work at least 1,000 hours, in accordance with the following schedule:

                   Age and Years
                of Credited Service                Applicable Percentage
                -------------------                ---------------------
                 30 and under                            1.50%
                    30-39                                2.00
                    40-49                                2.50
                    50-59                                3.25
                    60-69                                4.25
                    70-79                                5.50
                    80-89                                7.00
                  90 and over                            9.25

     Cash balance accounts are credited monthly with interest, based on the monthly equivalent of the 5-year U.S. Treasury Bill rates in effect on December 1 of the preceding year, plus 0.25%.

     Former participants of the four predecessor defined benefit pension plans received an opening cash balance account equal to the present value of their December 31, 1996 accrued benefit under the predecessor plan in which they participated. In addition, participants of the Prior NWG Pension Plan and the Prior U.S. Shoe Pension Plan who were age 50 or older with at least five years of credited service on December 31, 1996 received an additional cash balance service credit of 3% per year of service at ages 50 through 59, and 4% per year of service at age 60 and older.

     The normal form of benefit under the Pension Plan for an unmarried participant is a single life annuity. The normal form of benefit under the Pension Plan for a married participant is a joint and 50% survivor annuity with his or her spouse, which is the actuarial equivalent of the cash balance account determined by the Pension Plan formula.

     In addition, a minimum guaranteed benefit was established for participants in the Company's supplemental executive retirement plan (the "SERP") and supplemental executive benefit plan for certain eligible employees of the Company who were previously employed by the Footwear Group (the "U.S. Shoe SERP") based on the participant's total accrued benefit as of December 31, 1995. Benefit accrual under these plans ceased effective January 1, 1996. Generally, the aggregate maximum retirement benefit payable to a participant in the Pension Plan and either the SERP or the U.S. Shoe SERP is the greater of (i) the aggregate amount accrued under both the Pension Plan and the SERP or the U.S. Shoe SERP, as of December 31, 1995, considering such participant's service and compensation only as of such date, or (ii) the benefit payable to the participant under the Pension Plan alone, considering all of such participant's service and pensionable compensation.

     The following table sets forth estimated total annual benefits payable under the Pension Plan and the SERP or the U.S. Shoe SERP, to each of the individuals named in the Summary Compensation Table upon retirement at normal retirement age. These estimates are calculated assuming each such individual will remain employed by the Company until retirement, and that all future pensionable compensation will be subject to the current limitation on compensation and certain other limitations under the Code.

                                                  Estimated Total Annual
                                                  Retirement Benefit at
                                                  Normal Retirement Age
                                                  ----------------------
               Jerome Fisher                             $152,159
               Vincent Camuto                              93,538
               Robert C. Galvin                             2,911


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Board of Directors during 1998 were Messrs. Pascarella and Goldsmith, both nonemployee directors. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or other directors of the Company.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     Effective February 9, 1993, the Company entered into employment agreements with each of Messrs. Fisher and Camuto. Each agreement has an initial term of five years, commencing as of February 9, 1993, and provides for two automatic one-year renewals. The initial term ended on February 8, 1998, and the second automatic one-year renewal term will end on February 8, 2000. Each agreement provides for a base salary of $1.0 million, with annual cost-of-living increases, bonuses in accordance with the Incentive Bonus Plan or in such other amount as the Board of Directors determines, and an annual $35,000 car allowance. The agreements also contain a covenant not to compete that prohibits Messrs. Fisher and Camuto, during the term of the agreement and for three years thereafter, from competing with the Company, assisting other persons or businesses that compete with the Company or inducing any employees of the Company or its affiliates to engage in any such activities or to terminate their employment.

     As of December 15, 1998, the Company entered into retention agreements with each of Messrs. Fisher and Camuto. These agreements require the Company to provide severance benefits to those officers under certain circumstances after a "change of control" of the Company. A "change of control" occurs upon: (1) the acquisition of 30% or more of the Company's Common Stock by any person or group of persons (excluding "non-control" acquisitions); (2) a change in a majority of members of the Company's Board of Directors unless each new director was elected by a vote of at least two-thirds of the incumbent directors; (3) the consummation of a merger, consolidation, reorganization or other business combination, unless after such transaction
(a) the Company's stockholders continue to own at least 60% of the surviving entity, (b) the incumbent directions constitute at least two-thirds of the board of directors of the surviving entity, and (c) no person other than the Company, its affiliates and certain other stockholders own more than 30% of the outstanding voting securities of the surviving entity; (4) a liquidation or dissolution of the Company; or (5) a sale of all or substantially all of
the assets of the Company.   The consummation of the proposed merger with
Jones will constitute a "change of control."

     Each retention agreement has an initial term which expires on December 31, 2001, which the Company may extend in one-year increments by written notice on or before January 1, 2000 and each January 1 thereafter. If a change of control occurs during the initial term or any extensions thereof, the retention agreements will remain in effect for at least 36 months thereafter. If either Mr. Fisher's or Mr. Camuto's employment is terminated during the 36-month period following a change of control and the termination is by the Company for "cause," "disability" or by reason of his death, or by Mr.
Fisher or Mr. Camuto other than for "good reason," he (or his estate) will receive all accrued compensation due to him through the date of termination. If either Mr. Fisher's or Mr. Camuto's employment is terminated under any other circumstances, or if either terminates his employment during the first 30 days after the first anniversary of a change of control, he will receive:
(1) payment of all accrued compensation plus a pro rata bonus based on 50% of his base salary; (2) payment of an amount equal to three times his then current base salary; (3) continuation of his employee benefits, including life insurance and medical and dental plans, for life; (4) payment of an amount equal to the excess of (A) the retirement benefits that he would have received if he had been employed at the Company for an additional three years following the date of termination of employment and had fully participated in all available retirements plans during that period and been fully vested in those plans, over (B) the amount of retirement benefits he is actually entitled to receive at the time of his termination; (5) payment of an amount equal to the present value of 36 monthly payments of his car allowance; and (6) continuation of payment of the portion of the premiums paid by the Company for his split-dollar life insurance policy for 36 months following termination of employment. Under the retention agreements, the term "cause" means any one of the following: (i) conviction of a felony; (ii) intentional and continual failure to perform reasonably assigned duties; and (iii) intentionally engaging in illegal conduct or willful misconduct that injures the Company. "Good reason" includes: (i) a material adverse change in the officer's responsibilities or job description; (ii) a reduction in the officer's base salary; (iii) a requirement that the officer conduct his duties in a manner substantially different from the manner in which he presently conducts those duties, including the location of performance, in the case of Mr. Fisher, and a relocation of the Company's offices of more than 50 miles from Columbus Circle in New York City, in the case of Mr. Camuto; and (iv) a reduction or nonpayment of any material benefit or compensation plan.

     The retention agreements further provide that upon a change of control, each officer's stock options will vest and become immediately exercisable, unless such accelerated vesting would preclude pooling treatment of a transaction approved by the Board of Directors. In addition, under certain circumstances, each officer is entitled to receive a "gross-up" payment to offset certain taxes that may be imposed on the severance payments and other benefits he will receive upon a change of control, and payment of legal fees incurred by him in connection with contesting or defending the basis for his termination of employment after a change of control or his assertion of his rights under the agreement. The retention agreements also contain a covenant not to compete that prohibits Messrs. Fisher and Camuto from competing with the Company, assisting other persons or businesses that compete with the Company, inducing employees of the Company or its affiliates to engage in any such activities or to terminate their employment, or hiring such employees. This covenant not to compete applies after a change of control if the Company terminates the officer's employment for cause, the officer terminates his employment for any reason, or a termination results in severance payments and other benefits to the officer in excess of accrued compensation.

     Each of the retention agreements provides that the respective employment agreements with Messrs. Fisher and Camuto shall remain effective following a change of control except that the provisions of the retention agreements relating to severance compensation and noncompetition following termination of employment shall supersede the employment agreements.

     The Company also entered into consulting agreements with Messrs. Fisher and Camuto dated as of December 15, 1998. The consulting agreements provide that if Mr. Fisher's or Mr. Camuto's employment with the Company terminates following a "change of control" for any reason other than for "cause"
(each as defined in the retention agreements), the Company will engage such officer as a consultant for two years after the termination of his employment, for a fee of $1,250,000 for the first year and $750,000 for the second year, plus fringe benefits. The consulting agreements do not require Messrs. Fisher and Camuto to perform consulting services to the Company for more than 15 days each month. During the term of their consulting agreements, Messrs. Fisher and Camuto may not compete with the Company, assist other persons or businesses that compete with the Company, induce any employees of the Company or its affiliates to engage in any such activities or to terminate their employment with the Company, or hire such employees.

     As of December 15, 1998, the Company entered into an employment agreement with Mr. Galvin. Mr. Galvin's employment agreement has an initial term ending as of December 31, 2003, which will be renewed automatically for successive two-year terms unless either party gives 180 days' prior written notice that the agreement will not be renewed. The agreement provides that Mr. Galvin will serve as Executive Vice President, Chief Financial Officer and Treasurer of the Company, will receive a base salary of $450,000, with annual cost-of-living increases of at least 5% of base salary, four weeks of paid vacation, a $15,000 car allowance and other benefits that the Company normally provides to its officers, and will participate in the Incentive Bonus Plan with a 75% target level.

     If Mr. Galvin's employment is terminated by the Company without "cause" or by him for "good reason," he will receive: (1) payment of all accrued compensation plus a pro rata bonus based on 50% of his base salary; (2) payment of an amount equal to two times the sum of his then current base salary plus a bonus of 75% of his base salary; (3) continuation of his employee benefits, including life insurance and medical and dental plans, for 24 months following termination of employment; (4) payment of an amount equal to the excess of (A) the retirement benefits that he would have received if he had been employed at the Company for an additional two years following the date of termination of employment and had fully participated in all available retirements plans during that period and been fully vested in those plans, over (B) the amount of retirement benefits he is actually entitled to receive at the time of such termination; (5) payment of an amount equal to the present value of 24 monthly payments of his car allowance; and (6) continuation of payment of the portion of the premiums paid by the Company for his split-dollar life insurance policy for 24 months following termination of employment. The terms "cause" and "good reason" under Mr. Galvin's employment agreement have the same meanings ascribed to them under the retention agreements with Messrs. Fisher and Camuto (except with respect to the relocation provision of Mr. Galvin's agreement, which specifies a relocation of the Company's offices of more than 50 miles).

     If Mr. Galvin does not renew the agreement before December 31, 2003 or the expiration of any renewal term, the Company will pay him a non-competition payment equal to his then current salary plus the preceding year's bonus, payable in 12 equal monthly installments. If the Company releases Mr. Galvin from his covenant not to compete (described below), it will not be required to make the non-competition payment. If the Company does not renew the agreement as of December 31, 2003 or the expiration of any renewal term, the Company will pay him the non-competition payment; provided, that Mr. Galvin may elect to be released from his covenant not to compete, and if he accepts employment with a competitor, the Company is not required to make any unpaid installments of the non-competition payment. The employment agreement provides that Mr. Galvin may not compete with the Company, assist other persons or businesses that compete with the Company, induce any employees of the Company or its affiliates to engage in any such activities or to terminate their employment, or hire such employees. Subject to the exceptions discussed above, these restrictions apply during the term of the agreement and, if the Company terminates Mr. Galvin's employment for cause, Mr. Galvin terminates his employment without good reason or, following a change of control (as defined in the agreement), if Mr. Galvin's employment is terminated and the termination results in the termination payments to him described below, for a one-year period following such termination.

     Mr. Galvin's employment agreement also contains "change of control" provisions that require the Company to provide severance benefits to Mr. Galvin under certain circumstances after a change of control of the Company. "Change of control" has the same meaning ascribed to it under the retention agreements with Messrs. Fisher and Camuto. The change of control provisions have an initial term which expires on December 31, 2001, which the Company may extend in one-year increments by written notice on or before January 1, 2000 and each January 1 thereafter. If a change of control occurs during the initial term or any extension thereof, the change of control provisions will remain in effect for at least 36 months thereafter. If Mr. Galvin's employment is terminated during the 36-month period following a change of control and the termination is by the Company for cause, or by Mr. Galvin other than for good reason, then he will receive all compensation for services that is due to him through the date of termination. If the termination is due to a disability or his death, he (or his estate) will receive one year's base salary and bonus. If Mr. Galvin's employment is terminated under any other circumstances, he will receive: (1) payment of all accrued compensation plus a pro rata bonus based on 75% of his base salary; (2) payment of an amount equal to three times the sum of his then current base salary plus a bonus equal to 50% of his base salary; (3) continuation of his employee benefits, including life insurance and medical and dental plans, for 36 months following the date of termination of employment; (4) payment of an amount equal to the excess of (A) the retirement benefits that he would have received if he had been employed at the Company for an additional three years following the date of termination of employment and had fully participated in all available retirements plans during that period and been fully vested in those plans, over (B) the amount of retirement benefits he is actually entitled to receive at the time of such termination; (5) payment of an amount equal to the present value of 36 monthly payments of his car allowance; and (6) continuation of payment of the portion of the premiums paid by the Company for his split-dollar life insurance policy for 36 months following the termination of employment. The agreement further provides that upon a change of control, all of Mr. Galvin's stock options will vest and become immediately exercisable and all restrictions on his shares of restricted stock will lapse, unless such accelerated vesting would preclude pooling treatment of a transaction approved by the Board of Directors. In addition, under certain circumstances, he is entitled to receive a "gross-up" payment to offset certain taxes that may be imposed on the severance payments and other benefits he will receive upon a change of control, and payment of legal fees incurred by him in connection with contesting or defending the basis for his termination of employment before or after a change of control or his assertion of his rights under the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock, as of the close of business on April 16, 1999, by each person known to the Company to be deemed to be the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock; each director; the named executive officers; and all persons, as a group, who are currently directors and named executive officers of the Company. Each person named has sole voting and investment power over the shares listed opposite his name, except as set forth in the footnotes hereto.

                                 Amount and Nature of
Name of Beneficial Owner         Beneficial Ownership(1)   Percent of Class(1)
------------------------         ----------------------    -------------------
Jerome Fisher (2)                    2,632,284 (3)                 7.7%

Vincent Camuto (2)                   4,634,203 (4)                13.5%

Robert C. Galvin                        60,666 (5)                  *

C. Gerald Goldsmith                     20,000 (6)                  *

Salvatore M. Salibello                  29,000 (7)                  *

Henry W. Pascarella                     20,000 (8)                  *

GSB Investment Management, Inc       2,766,882 (9)                 8.1%
301 Commerce Street, Suite 2001
Fort Worth, TX 76102

The Prudential Insurance Company     2,906,588 (10)                8.5%
of America
751 Broad Street
Newark, NJ 07102-3777

All directors and executive          7,396,153 (11)                21.3%
officers as a group (6 persons)

_________________________
*    Less than one percent.

(1) Based upon 34,003,431 shares of Common Stock issued and outstanding as of April 16, 1999 plus, as to the holder thereof only, the number of shares
     (i) which underlie options held by the holder that are currently exercisable or exercisable within 60 days of April 16, 1999, and (ii) issuable upon conversion of the Convertible Notes.

(2) The business address of such person is Nine West Plaza, 1129 Westchester Avenue, White Plains, New York 10604-3529. Such person shares voting power, but not dispositive power, with respect to an aggregate of 7,266,487 shares of Common Stock (including 590,232 shares issuable pursuant to stock options), pursuant to the Shareholders Agreement described herein under "Certain Relationships and Related Transactions" and pursuant to a Stockholder Agreement, dated as of March 1, 1999, among Jones Apparel Group, Inc., Vincent Camuto and Jerome Fisher. Each of such persons disclaims beneficial ownership of such shares other than the shares as to which such person has dispositive power, as set forth in notes (3) and (4) below.

(3) Jerome Fisher and his wife, Anne Fisher, as joint tenants, beneficially own 2,359,787 of such shares, as to which they share dispositive power. Amount shown includes 271,666 shares issuable pursuant to stock options.

(4) Mr. Camuto has sole dispositive power with respect to such shares. Amount shown includes 318,566 shares issuable pursuant to stock options.

(5) Amount shown includes 50,666 shares issuable pursuant to stock options and 10,000 unvested shares of restricted stock, as to which Mr. Galvin has voting power.

(6)  Amount shown includes 19,000 shares issuable pursuant to stock options.

(7)  Amount shown includes 19,000 shares issuable pursuant to stock options.

(8)  Amount shown includes 15,000 shares issuable pursuant to stock options.

(9) Based solely upon information presented in Amendment No. 1 to Schedule 13G, filed with the Securities and Exchange Commission on February 16, 1999, reporting beneficial ownership as of December 31, 1998. GSB Investment Management, Inc. has sole voting power over 770,575 of such shares, sole dispositive power over 2,707,957 of such shares, and shared dispositive power over 58,925 of such shares.

(10) Based solely upon information presented in Schedule 13G, filed with the Securities and Exchange Commission on February 1, 1999, reporting beneficial ownership as of December 31, 1998. The Prudential Insurance Company of America has sole voting power as to 103,400 of such shares, shared voting power as to 2,796,241 of such shares, sole dispositive power as to 103,400 of such shares and shared dispositive power as to 2,802,941 of such shares. Includes unspecified number of shares issuable upon conversion of Convertible Notes.

(11) Amount shown includes 693,898 shares issuable pursuant to stock options.

CHANGES OF CONTROL

     The Company, Jones and Merger Sub have entered into the Merger Agreement, pursuant to which the Company will be merged with Merger Sub. See "Item 1 - Business - General."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SHAREHOLDERS AGREEMENT.

     Messrs. Fisher and Camuto and the Company have entered into a Shareholders Agreement (the "Shareholders Agreement") pursuant to which Mr. Fisher and Mr. Camuto have each agreed to vote all of the respective shares of Common Stock owned by him for the other's nominee (which nominee may be himself) as director in one class of directors of the Company in all elections for such class. If either Mr. Fisher or Mr. Camuto desires a second nominee, then each will vote all his shares of Common Stock for the other's second nominee as director in one class of directors of the Company in all elections for such class.

     In addition, Mr. Fisher and Mr. Camuto have granted to the Company and each other rights of first refusal with respect to any sale of 5% or more of the Company's outstanding Common Stock, except sales in a registered public offering or made under Rule 144. Mr. Fisher and Mr. Camuto have agreed that in the event either of them desires to purchase additional shares of Common Stock, the other shall have the right to purchase up to 50% of the shares to be purchased by the other, at the same price, on the same terms and at the same time.

     The Shareholders Agreement also provides that at all meetings of stockholders of the Company, all of the shares of Common Stock held by Mr. Fisher and Mr. Camuto will be voted in such a manner that if either Mr. Fisher or Mr. Camuto is not in favor of the action to be taken, all of their shares will be voted against the proposed action or, in the case of the election of directors other than directors nominated by either of them, in a manner to ensure that an equal number of directors will be persons satisfactory to each of them. Messrs. Fisher and Camuto agreed to take all actions to increase or decrease the size of the Board as may be necessary or appropriate to carry out such intention.

     The Shareholders Agreement also provides that if the Company carries insurance on the life of Mr. Fisher or Mr. Camuto and it is determined that proceeds of such insurance will be used to redeem shares of Common Stock held by such person, the Company will carry the same amount of insurance on the life of the other for the purpose of redeeming shares of Common Stock held by such other person. In the event that the Company determines to use any such proceeds to purchase shares of Common Stock held by Mr. Fisher or Mr. Camuto upon his death, the purchase price per share of such Common Stock will be equal to the average of the daily closing prices of the Common Stock for the 20 trading days preceding the death of such person. The Company does not currently intend to procure any such insurance. The Shareholders Agreement terminates upon the earlier of (i) February 24, 2003 or (ii) the date Mr. Fisher or Mr. Camuto ceases to own and/or control at least 5% of the outstanding Common Stock.

STOCKHOLDER AGREEMENT BETWEEN MESSRS. FISHER AND CAMUTO AND JONES.

     Concurrently with the execution of the Merger Agreement, Messrs. Fisher and Camuto entered into a Stockholders Agreement with Jones, whereby Messrs. Fisher and Camuto have each agreed, among other things, to vote their respective shares of Common Stock in favor of adoption of the Merger Agreement, against certain competing acquisition proposals from outside parties and against any amendment to the Company's certificate of incorporation or bylaws or other proposal, action or transaction involving the Company which would reasonably be expected to prevent or materially impede or delay the completion of the Merger. Messrs. Fisher and Camuto have each granted an irrevocable proxy and power of attorney to Jones to vote or act by written consent with respect to the shares of Common Stock held by each of them.

OTHER TRANSACTIONS.

     Marc Fisher (Jerome Fisher's son) serves as the Group President of the Company's Jervin Private Label and Specialty Marketing divisions. He received cash compensation (including salary and bonus) from the Company of $957,426 for fiscal 1998. The Company has entered into an employment agreement with Marc Fisher which has an initial term of five years that expired February 9, 1998, and provides for two automatic one-year renewals, unless he gives prior notice to the Company that such agreement will not be renewed. The agreement has been automatically renewed until February 9, 2000. The agreement provides for a base salary of $500,000 with annual cost-of-living increases and bonuses in accordance with the Incentive Bonus Plan, which compensation will continue until the end of the renewal terms or any additional extended term if the Company terminates Marc Fisher's employment without cause. The agreement also provides that if Marc Fisher dies or becomes disabled during the initial term, his right to compensation will continue until the expiration of the initial term. The agreement also provides that during the term of this employment, and for a period of two years following termination of his employment if he had been offered continued employment by the Company, Marc Fisher will not compete with the Company in the United States or Canada in product planning, design or coordination with manufacturers with respect to women's shoes produced in Brazil, assist other persons or businesses in engaging in any such activities or induce any employees of the Company or its affiliates to engage in any such activities or to terminate their employment.

     Jones has entered into an employment agreement with Marc Fisher, dated as of March 1, 1999. The agreement provides that Nine West will continue Marc Fisher's employment after the Merger as Senior Executive Vice President - Product Development and Manufacturing and Group President of certain of Nine West's product lines. The agreement further provides Marc Fisher with total cash and incentive compensation that places him in a position comparable to that of other senior executives of the combined companies. For confidentiality reasons, Jones has been unwilling to provide the agreement to the Company.

     Jodi Fisher Horowitz (Jerome Fisher's daughter) serves as the Company's Director of Public Relations. She received cash compensation (including salary and bonus) from the Company of $94,008 for fiscal 1998.

     Prior to December 1997, the Company's principal executive offices were located in Stamford, Connecticut. Those offices are leased from a limited partnership in which Messrs. Fisher and Camuto own, in the aggregate, 10.3% of
the limited partnership interests.   The Company is currently seeking to
terminate its rights under the lease by assignment or sublease.   The lease
expires on December 31, 2002. Rent payments were $1,859,711 for fiscal 1998. The Company believes that the terms of the lease are no less favorable than those that could have been obtained from unrelated parties.

     At various times during fiscal 1998, the Company made payments to American Express on behalf of Jerome Fisher for both business and non-business charges on his corporate American Express card. The advances for non-business charges outstanding as of January 30, 1999, and the maximum amount outstanding at any time during fiscal 1998 was $78,614, which will be repaid by Mr. Fisher without interest.

     Under the Merger Agreement, Jones has agreed that the Jones Board of Directors will take all action necessary to elect Mr. Camuto as a member of the Jones Board of Directors effective immediately after the Merger.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1.  Financial Statements:

          The following financial statements of Nine West Group Inc. are included in Item 8 of this report:

          Independent Auditors' Report

          Consolidated Statements of Income - Fifty-two weeks ended January
           30, 1999,  January 31, 1998 and February 1, 1997

          Consolidated Balance Sheets - January 30, 1999 and January 31,
           1998

          Consolidated Statements of Cash Flows - Fifty-two weeks ended
           January 30, 1999, January 31, 1998 and February 1, 1997

          Consolidated Statements of Stockholders' Equity - Fifty-two weeks ended January 30, 1999, January 31, 1998 and February 1, 1997

          Notes to Consolidated Financial Statements (includes certain supplemental financial information required by Item 8 of Form 10-K)

      2.  Financial Statement Schedules:

          Schedule II - Valuation and qualifying accounts for the fifty-two weeks ended January 30, 1999, January 31, 1998 and February 1, 1997

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

2.3 Agreement and Plan of Merger, dated as of March 1, 1999, by and among the Registrant, Jones Apparel Group, Inc. and Jill Acquisition Sub Inc. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K dated March 1, 1999)

3.1 Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Registration Statement of the Registrant on Form S-1 (Registration No. 33-47556) filed on April 29, 1992 (the "First Registration Statement"))

3.2 Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 23, 1995)

4.1 Specimen stock certificate for shares of Common Stock, $.01 par value, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the 52 weeks ended January 31, 1998)

4.2 Form of Definitive 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.3 Form of Restricted Global 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.4 Form of Regulation S Global 5-1/2% Convertible Subordinated Note of the Registrant Due 2003 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.5 Indenture, dated as of June 26, 1996, between the Registrant, as issuer, and Chemical Bank, as trustee, relating to the Registrant's 5-1/2% Convertible Subordinated Notes Due 2003 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.6 Note Resale Registration Rights Agreement, dated as of June 26, 1996, by and among the Registrant and the Purchasers Named Therein (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

4.7 Senior Note Indenture dated as of July 9, 1997 among the Registrant and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.7.1 Supplemental Indenture, dated as of September 15, 1998, among the Registrant, Nine West Manufacturing II Corporation, a subsidiary of the Registrant, Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation (collectively, the "Existing Guarantors") and The Bank of New York, as trustee under the Senior
          Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.7.1 to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998)

4.8 Senior Subordinated Note Indenture dated as of July 9, 1997 among the Registrant and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.8.1 Supplemental Indenture, dated as of September 15, 1998, among the Registrant, Nine West Manufacturing II Corporation, the Existing Guarantors and the Bank of New York, as trustee under the Senior Subordinated Note Indenture dated as of July 9, 1997 (incorporated by reference to Exhibit 4.8.1 to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998)

4.9 Registration Rights Agreement dated July 9, 1997 among the Registrant and Nine West Development Corporation, Nine West Distribution Corporation, Nine West Footwear Corporation and Nine West Manufacturing Corporation, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Citicorp Securities, Inc. and NationsBanc Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.10 Form of Global 8-3/8% Senior Notes due 2005 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.11 Form of Definitive 8-3/8% Senior Notes due 2005 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.12 Form of 8-3/8% Series B Senior Notes due 2005 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.13 Form of 9% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.14 Form of 9% Series B Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (Registration No. 333-34085) filed on August 21, 1997)

4.15 Form of Unrestricted Global 5-1/2% Convertible Subordinated Note Due 2003 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-12545) filed on August 21, 1997)

4.16 Rights Agreement, dated as of February 17, 1998, between the Registrant and The Bank of New York which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of the Registrant as Exhibit C (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on February 20, 1998)

4.16.1 Amendment No. 1 to Rights Agreement, dated as of March 1, 1999, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 2 to Amendment No. 1 to the Registrant's Registration Statement on Form 8-A filed on March 5, 1999)

10.1 Registration Rights Agreement (the "Registration Rights Agreement") by and among the Registrant, Jerome Fisher, Vincent Camuto, and J. Wayne Weaver (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the First Registration Statement)

10.1.1 Amendment No. 1 to Registration Rights Agreement (incorporated by reference to Exhibit 10.1.1 to Amendment No. 6 to the First Registration Statement)

10.1.2 Amendment No. 2 to Registration Rights Agreement (incorporated by reference to Exhibit 10.1.2 to Amendment No. 2 to the Registration Statement of the Registrant on Form S-1 (Registration No. 33-65584) as filed on July 28, 1993 (the "Second Registration Statement"))

10.1.3 Amendment No. 3 to Registration Rights Agreement (incorporated by reference to Exhibit 4 to Amendment No. 2 to Schedule 13D filed by Jerome Fisher, Anne Fisher, Vincent Camuto and J. Wayne Weaver on January 4, 1994 ("Amendment No. 2 to Schedule 13D"))

10.1.4 Amendment No. 4 to Registration Rights Agreement by and among the Registrant, Jerome Fisher, Vincent Camuto and J. Wayne Weaver (incorporated by reference to Exhibit 10.1.4 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994)

10.2 Piggyback Registration Rights Agreement (the "Piggyback Registration Rights Agreement") between the Registrant and Marc Fisher (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the First Registration Statement)

10.2.1 Amendment No. 1 to Piggyback Registration Rights Agreement (incorporated by reference to Exhibit 10.2.1 to Amendment No. 6 to the First Registration Statement)

10.3 Agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the First Registration Statement)**

10.3.1 Amendment No. 1 to agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.3.1 to Amendment No. 6 to the First Registration Statement)**

10.3.2 Amendment No. 2 to agreement by and among J. Wayne Weaver, Jerome Fisher and The Jerome Fisher Trust, Vincent Camuto and the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 2 to Schedule 13D)**

10.4 Shareholders Agreement by and among the Registrant, Vincent Camuto and Jerome Fisher (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the First Registration Statement)**

10.4.1 Amendment No. 1 to Shareholders Agreement (incorporated by reference to Exhibit 10.4.1 to Amendment No. 6 to the First Registration Statement)**

10.4.2 Amendment No. 2 to Shareholders Agreement (incorporated by reference to Exhibit 3 to Amendment No. 2 to Schedule 13D)**

10.5 Stockholder Agreement, dated as of March 1, 1999, among Jones Apparel Group, Inc., Vincent Camuto and Jerome Fisher (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated March 1, 1999)

10.6 Buying Agency Agreement between the Registrant and Bentley Services Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"))***

10.6.1 Agreement Regarding Extension of Term, dated March 3, 1997, between the Registrant and Bentley Services Inc. (incorporated by reference to Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the 52 weeks ended February 1, 1997 (the "1996 10-K"))

10.7 Summary Description of Incentive Bonus Program of the Registrant (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the First Registration Statement)**

10.8 Summary Description of Life Insurance and Medical Reimbursement Plan for Certain Officers of the Registrant (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the First Registration Statement)**

10.9 Employment Agreement (the "Fisher Employment Agreement") between Jerome Fisher and the Registrant (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the First Registration Statement)**

10.9.1 Amendment No. 1 to the Fisher Employment Agreement (incorporated by reference to Exhibit 10.8.1 to Amendment No. 6 to the First Registration Statement)**

*10.10 Consulting Agreement, dated as of December 15, 1998, between Jerome Fisher and the Registrant**

*10.11 Retention Agreement, dated as of December 15, 1998, between Jerome Fisher and the Registrant**

10.12 Employment Agreement (the "Camuto Employment Agreement") between Vincent Camuto and the Registrant (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the First Registration Statement)**

10.12.1 Amendment No. 1 to the Camuto Employment Agreement (incorporated by reference to Exhibit 10.9.1 to Amendment No. 6 to the First Registration Statement)**

*10.13 Consulting Agreement, dated as of December 15, 1998, between Vincent Camuto and the Registrant**

*10.14 Retention Agreement, dated as of December 15, 1998, between Vincent Camuto and the Registrant**

10.15 Form of S Corporation Termination Agreement among the Registrant, Jerome Fisher, Vincent Camuto, J. Wayne Weaver, Marc Fisher, Robert
          V. Camuto, Andrea M. Camuto and John V. Camuto (incorporated by reference to Exhibit 10.13 to Amendment No. 7 to the First Registration Statement)

10.16 Second Amended and Restated Stock Option Plan of the Registrant (effective as of March 8, 1994) (incorporated by reference to Exhibit 10.14 to the 1993 10-K)**

10.17 Summary of Supplemental Executive Retirement Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"))**

10.17.1 Amendment and Restatement of The United States Shoe Corporation Supplemental Executive Salaried Employee Benefit Plan (incorporated by reference to Exhibit 10.15.1 to the Registrant's Annual Report on Form 10-K for the year ended February 3, 1996 (the "1995 10-K"))**

10.18 Deferred Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.16 to the 1994 10-K)**

10.19 1993 Directors' Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Second Registration Statement)**

10.20 First Amended and Restated 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 10.18 to the 1996 10-K)**

10.21 Credit Agreement (the "Credit Agreement"), dated as of May 23, 1995, among the Registrant, Citibank, N.A. and Merrill Lynch Capital Corporation, as Agents (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended July 29, 1995)

10.21.1 Amendment No. 1 to the Credit Agreement (incorporated by reference to Exhibit 10.19.1 to the 1995 10-K)

10.21.2 Amendment No. 2 to the Credit Agreement, dated as of May 29, 1996, among the Registrant, Citibank, N.A. and Merrill Lynch Capital Corporation, as agents (incorporated by reference to Exhibit 10.19.2 to the Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1996)

10.21.3 Amended and Restated Credit Agreement, dated as of August 2, 1996, among the Registrant, the financial institutions listed on the signature pages thereof and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.19.3 to the Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996)

10.21.4 Amended and Restated Credit Agreement, dated as of August 1, 1997, among the Registrant, the subsidiaries of the Registrant named therein and from time to time party thereto as guarantors, the financial institutions listed on the signature pages thereof and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-12545) filed on August 21, 1997)

10.22 Nine West Group Inc. First Amended and Restated Incentive Bonus Plan (incorporated by reference to Exhibit 10.21 to the 1996 10-K)**

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

10.25.1 Amended and Restated Series 1995-1 Supplement to Pooling and Servicing Agreement, dated as of July 31, 1998, among Nine West Funding Corporation, The Bank of New York and the Registrant (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998)

10.26 Class A Certificate Purchase Agreement, dated as of December 28, 1995, among Nine West Funding Corporation, Corporate Receivables Corporation, the Liquidity Providers Named Therein, Citicorp North America, Inc., and The Bank of New York (incorporated by reference to Exhibit 10.26 to the 1995 10-K)

10.26.1 Amended and Restated Series 1995-1 Certificate Purchase Agreement, dated as of July 31, 1998, among Nine West Funding Corporation, Corporate Receivables Corporation, the Liquidity Providers named therein, Citicorp North America, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998)

10.27 Lease, dated February 28, 1997, between Westpark I LLC and the Registrant (incorporated by reference to Exhibit 10.28 to the 1996 10-K)

*10.28 Employment Agreement, dated as of December 15, 1998, between Robert C. Galvin and the Registrant**

*21       Subsidiaries of the Registrant

*23       Consent of Deloitte & Touche LLP

24        Power of Attorney (contained herein on signature page)

*27       1998 Financial Data Schedule




*Filed herewith
**Management contract or compensation plan arrangement
***Confidential treatment has been granted for marked portions of this exhibit



                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 1998.

                                           Nine West Group Inc.
                                              (Registrant)

                                    By:    /s/ Robert C. Galvin
                                        ------------------------------
                                               Robert C. Galvin
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer

                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this page to this Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "Form 10-K") constitutes and appoints Robert C. Galvin, Jeffrey K. Howald and Joel K. Bedol and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and grants unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might and could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                      Capacity                        Date

/s/ Jerome Fisher           Chairman of the Board              April 29, 1999
-----------------           and Director (Principal
Jerome Fisher               (Executive Officer)

/s/ Vincent Camuto          Chief Executive Officer            April 29, 1999
------------------          and Director (Principal
Vincent Camuto              Executive Officer)

/s/ Robert C. Galvin        Executive Vice President, Chief    April 29, 1999
--------------------        Financial Officer and Treasurer
Robert C. Galvin            (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ C. Gerald Goldsmith     Director                           April 29, 1999
-----------------------
C. Gerald Goldsmith

                            Director
-----------------------
Henry W. Pascarella

/s/ Salvatore M. Salibello  Director                           April 29, 1999
--------------------------
Salvatore M. Salibello





                                                              SCHEDULE II

                            NINE WEST GROUP INC. AND SUBSIDIARIES
                              Valuation and Qualifying Accounts
         For the years ended January 30, 1999, January 31, 1998 and February 1, 1997
                                       (in thousands)

                                    Balance at   Charged to                  Balance
                                     Beginning    Costs and                   at End
     Description                     of Period     Expenses   Deductions   of Period
     -----------                     ---------     --------   ----------   ---------

Year ended January 30, 1999:
 Allowance for doubtful accounts....   $ 5,530      $ 5,698    $5,431 (A)    $ 5,797
 Reserve for returns and allowances.    45,437         (618)        -         44,819
                                       -------      -------    ------        -------
                                       $50,967      $ 5,080    $5,431        $50,616
                                       =======      =======    ======        =======

Year ended January 31, 1998:
 Allowance for doubtful accounts....   $ 7,464      $ 1,275    $3,209 (A)    $ 5,530
 Reserve for returns and allowances.    39,886        5,551         -         45,437
                                       -------      -------    ------        -------
                                       $47,350      $ 6,826    $3,209        $50,967
                                       =======      =======    ======        =======

Year ended February 1, 1997:
 Allowance for doubtful accounts....   $ 9,233      $ 1,830    $3,599 (A)    $ 7,464
 Reserve for returns and allowances.    33,519        6,367         -         39,886
                                       -------      -------    ------        -------
                                       $42,752      $ 8,197    $3,599        $47,350
                                       =======      =======    ======        =======


(A) Represents accounts written off, net of recoveries.