Form 10-Q
period 1999-05-01
NINE WEST GROUP INC /DE
filed 1999-06-15
CIK 887124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the thirteen weeks ended May 1, 1999
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

     Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on May 1, 1999: 34,079,913.






























                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Statements of Income - 13 weeks
          ended May 1, 1999 and May 2, 1998                                 3

          Condensed Consolidated Balance Sheets - May 1, 1999
          and January 30, 1999                                              4

          Condensed Consolidated Statements of Cash Flows - 13 weeks
          ended May 1, 1999 and May 2, 1998                                 5

          Notes to Condensed Consolidated Financial Statements              6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14

Item 3   Quantitative and Qualitative Disclosures About Market Risk        19




                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 20

Item 6   Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 22

Index to Exhibits                                                          23

                      NINE WEST GROUP INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands except per share data)
                                  (Unaudited)

                                                            13 Weeks Ended
                                                       ----------------------
                                                           May 1        May 2
                                                            1999         1998
                                                        --------     --------
Net revenues.........................................   $441,867     $448,282
Cost of goods sold...................................    245,409      257,222
                                                        --------     --------
  Gross profit.......................................    196,458      191,060
Selling, general and
 administrative expenses.............................    165,805      161,799
Amortization of acquisition goodwill
 and other intangibles...............................      2,708        2,522
                                                        --------     --------
  Operating income...................................     27,945       26,739
Interest expense.....................................     12,203       14,799
                                                        --------     --------
  Income before income taxes.........................     15,742       11,940
Income tax expense...................................      6,139        4,657
                                                        --------     --------
  Net income.........................................   $  9,603     $  7,283
                                                        ========     ========
Weighted average common shares:
  Basic..............................................     33,996       35,916
                                                        ========     ========
  Diluted............................................     34,037       35,962
                                                        ========     ========
Earnings per share:
  Basic..............................................   $   0.28     $   0.20
                                                        ========     ========

  Diluted............................................   $   0.28     $   0.20
                                                        ========     ========




















   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements


                       NINE WEST GROUP INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands except share data)

                                                      (Unaudited)
                                                           May 1   January 30
                                                            1999         1999
                                                      ----------   ----------
ASSETS
Current Assets:
  Cash..............................................  $   29,637   $   17,951
  Accounts receivable including securitized
   interest in accounts receivable - net............      90,416       86,494
  Inventories.......................................     423,457      460,375
  Prepaid expenses and other current assets.........      65,932       67,432
                                                      ----------   ----------
    Total current assets............................     609,442      632,252
Property and equipment - net........................     161,887      164,006
Goodwill - net......................................     228,621      230,237
Trademarks and trade names - net....................     136,793      137,895
Other assets........................................      51,579       52,739
                                                      ----------   ----------
      Total assets..................................  $1,188,322   $1,217,129
                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................  $   73,666   $   79,525
  Accrued expenses and other current liabilities....      85,510       99,067
  Current portion of long-term debt.................       3,925        3,449
                                                      ----------   ----------
    Total current liabilities.......................     163,101      182,041
Long-term debt......................................     486,756      510,804
Other non-current liabilities.......................      67,458       66,220
                                                      ----------   ----------
      Total liabilities.............................     717,315      759,065
                                                      ----------   ----------
Stockholders' Equity:
  Preferred stock ($0.01 par value, 25,000,000
   shares authorized; none issued and outstanding)..           -            -
  Common stock ($0.01 par value, 100,000,000 shares
   authorized; 34,079,913 and 33,985,098 shares
   issued and outstanding, respectively)............         360          359
  Additional paid-in capital........................     146,772      144,203
  Retained earnings.................................     347,889      338,286
  Accumulated other comprehensive income............      (4,023)      (4,793)
                                                      ----------   ----------
                                                         490,998      478,055
    Less treasury stock, at cost (1,952,900 shares).     (19,991)     (19,991)
                                                      ----------   ----------
      Total stockholders' equity....................     471,007      458,064
                                                      ----------   ----------
        Total liabilities and stockholders' equity..  $1,188,322   $1,217,129
                                                      ==========   ==========





   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements



                       NINE WEST GROUP INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            13 Weeks Ended
                                                       ----------------------
                                                            May 1       May 2
                                                             1999        1998
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................   $  9,603    $  7,283
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization......................     12,053      12,110
   Deferred income taxes and other....................      4,519       8,600
   Changes in assets and liabilities:
      Accounts receivable including securitized
       interest in accounts receivable - net..........     (3,922)     18,082
      Inventories.....................................     36,918      (4,502)
      Prepaid expenses and other assets...............     (2,148)     11,052
      Accounts payable................................     (5,859)    (16,504)
      Accrued expenses and other liabilities..........    (12,319)    (14,525)
                                                         --------    --------
Net cash provided by operating activities.............     38,845      21,596
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment...................     (7,383)     (7,361)
Proceeds from sale of property and equipment..........          -      16,351
Business acquisition - net of cash acquired...........          -      (9,025)
Other investing activities............................        839         (53)
                                                         --------    --------
Net cash used by investing activities.................     (6,544)        (88)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under financing agreements.............    (23,955)    (23,761)
Net proceeds from issuance of stock and other.........      3,340       1,094
                                                         --------    --------
Net cash used by financing activities.................    (20,615)    (22,667)
                                                         --------    --------
NET INCREASE (DECREASE)IN CASH........................     11,686      (1,159)
CASH, BEGINNING OF PERIOD.............................     17,951      23,674
                                                         --------    --------
CASH, END OF PERIOD...................................   $ 29,637    $ 22,515
                                                         ========    ========














   The accompanying Notes are an integral part of the Condensed Consolidated
                             Financial Statements



                      NINE WEST GROUP INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Nine West Group Inc. (the "Company"), its wholly-owned subsidiaries and its controlled-interest joint ventures. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current presentation. All intercompany transactions and balances have been eliminated from the condensed consolidated financial statements for the periods presented. The results of operations for the 13 weeks ended May 1, 1999 are not necessarily indicative of the results to be expected for the 52 weeks ending January 29, 2000 ("1999").

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999 ("1998").

2.   BUSINESS RESTRUCTURING CHARGE

     In the fourth quarter of 1998, the Company recorded a pre-tax charge of $18.0 million (the "1998 Restructuring Charge") related to the restructuring of the Company's manufacturing operations and the Company's decision to close its
9 & Co. retail stores. Inventory write-downs of $5.4 million associated with the charge were recorded as a component of costs of goods sold. The 1998 Restructuring Charge related to costs associated with: (1) the closure of one domestic manufacturing facility and one Caribbean-based component facility, and the reconfiguration and integration of certain operations at three other domestic manufacturing facilities (the "Manufacturing Restructuring"); and (2) the Company's decision to close all 63 9 & Co. stores in operation at January 30, 1999. The major components of the 1998 Restructuring Charge were: (1) asset write-downs of $12.9 million; (2) lease termination and facility closure costs of $3.5 million; and (3) severance and termination benefit costs of $1.6 million. Total cash outlays related to the 1998 Restructuring Charge are estimated to be $5.1 million and are to be substantially paid through 2000, with certain lease termination costs to be paid through 2002.

     During the fourth quarter of 1998, the Company substantially completed the activities associated with the Manufacturing Restructuring. During the first quarter of 1999, the Company closed 12 of the 9 & Co. stores. The Company anticipates that it will close approximately 50 of the 63 9 & Co. stores during 1999, and close the remaining 9 & Co. stores during 2000. As of May 1, 1999, charges against the 1998 Restructuring Charge accrual related to these actions included $12.9 million in asset write-downs, $0.5 million in severance and termination benefit payments ($0.3 million during the first quarter of 1999) and $0.4 million in lease termination and facility closure costs (all during the first quarter of 1999). The remaining balance of the 1998 Restructuring Charge accrual of $4.2 million is recorded in the balance sheet within the captions "Accrued expenses and other current liabilities" ($3.6 million) and "Other non-current liabilities" ($0.6 million) and consists primarily of cash outlays related to lease termination and facility closure costs ($3.1 million) and severance and termination benefits costs ($1.1 million).

     The initiatives outlined in the 1998 Restructuring Charge are expected to affect approximately 1,260 employees, of which 640 are manufacturing positions, 580 are 9 & Co. retail employees and 40 are managerial employees. Total severance and termination benefit costs associated with these initiatives are estimated to be $2.9 million, of which $1.6 million was included in the 1998 Restructuring Charge and $0.8 million was related to benefits provided by the Company's existing severance plans. The remaining $0.5 million is related to the 9 & Co. store closures. As of May 1, 1999, substantially all of the manufacturing and managerial and 41 of the 9 & Co. position eliminations were completed with $0.4 million in severance and termination benefit costs being charged against the existing severance plan liability. The severance and termination benefit payments associated with the 1998 Restructuring Charge will be substantially completed during 1999.

3.   EARNINGS PER SHARE

     Following is a reconciliation of the earnings and shares used in the basic and diluted per share computations for net income (in thousands):

                                                           13 Weeks Ended
                                                       ----------------------
                                                          May 1         May 2
                                                           1999          1998
                                                       --------      --------
     Earnings:
      Income before extraordinary item
        (numerator for basic and diluted
        calculation)..............................      $ 9,603       $ 7,283
                                                        =======       =======
     Shares:
      Weighted average common shares
        outstanding (denominator for
        basic calculation)........................       33,996        35,916
      Effect of stock options.....................           41            46
                                                        -------       -------
      Denominator for diluted
       calculation................................       34,037        35,962
                                                        =======       =======
     Earnings per share:
      Basic.......................................      $  0.28       $  0.20
                                                        =======       =======
      Diluted.....................................      $  0.28       $  0.20
                                                        =======       =======

     The impact of the convertible notes was excluded from the diluted earnings per share calculation for the 13 weeks ended May 1, 1999 and May 2, 1998 as its effect on the reported per share amounts was anti-dilutive.

     For the 13 weeks ended May 1, 1999 and May 2, 1998, certain outstanding stock options were not included in the computation of diluted earnings per share, because the respective exercise prices were greater than the average market price of the Common Stock. For the 13 weeks ended May 1, 1999 and May 2, 1998, the number of stock options whose impact was not included in the diluted computation was 5.3 million and 4.3 million, respectively. These options were outstanding at the end of each of the respective periods.






4.   COMPREHENSIVE INCOME

     Comprehensive income, net of taxes, is comprised of (in thousands):

                                                         13 Weeks Ended
                                                     ----------------------
                                                        May 1         May 2
                                                         1999          1998
                                                     --------      --------
     Net income...................................    $ 9,603        $7,283
     Currency translation adjustment..............        770           485
                                                     --------      --------
          Comprehensive income....................    $10,373        $7,768
                                                     ========      ========

5.   ACCOUNTS RECEIVABLE INCLUDING SECURITIZED INTEREST IN
       ACCOUNTS RECEIVABLE - NET

     Accounts receivable including securitized interest in accounts receivable consists of (in thousands):
                                                        May 1    January 30
                                                         1999          1999
                                                      -------    ----------
     Securitized interest in accounts receivable..    $93,946       $85,957
     Accounts receivable..........................     46,696        51,153
     Allowance for doubtful accounts and other
       allowances.................................    (50,226)      (50,616)
                                                      -------      --------
         Accounts receivable including securitized
           interest in accounts receivable - net..    $90,416       $86,494
                                                      =======      ========

6.   INVENTORIES

     Inventories are valued at the lower of cost or market. Approximately 53% and 57% of inventory values were determined by using the FIFO (first in, first out) method of valuation as of May 1, 1999 and January 30, 1999, respectively; the remainder was determined by using the weighted average cost method.

     Inventories are comprised of (in thousands):
                                                        May 1    January 30
                                                         1999          1999
                                                     --------    ----------
     Raw materials................................   $ 15,860      $ 16,967
     Work in process..............................      1,191         1,403
     Finished goods...............................    406,406       442,005
                                                     --------      --------
          Total inventories.......................   $423,457      $460,375
                                                     ========      ========
7.   LONG-TERM DEBT

     The Company is permitted to borrow up to $500.0 million under the terms of its revolving credit facility, of which up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. As of May 1, 1999, $14.6 million of multicurrency borrowings backed by letters of credit and $45.6 million of other letters of credit were outstanding on a revolving basis, and $439.8 million was available for future borrowing.

8.   CASH FLOWS

     Cash paid for income taxes was $0.1 million for the 13 weeks ended May 1, 1999. The Company received income tax refunds of $0.2 million during the 13 weeks ended May 2, 1998. Cash paid for interest was $15.2 million and $21.9 million for the 13 weeks ended May 1, 1999 and May 2, 1998, respectively.

9.   BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company's operations are comprised of domestic wholesale, domestic retail and international segments. Information on segments and a reconciliation to amounts disclosed within the condensed consolidated financial statements are as follows (in thousands):

     Quarter ended May 1, 1999:

                          Domestic     Domestic       Inter-    Corporate
                         Wholesale       Retail     national    and other    Consolidated
                         ---------     --------     --------    ---------    ------------
Net revenues...........   $205,126     $164,694      $72,047    $       -        $441,867
Segment profit.........     44,307       11,193          626      (28,181)         27,945
Interest expense.......                                                            12,203
Income before income
 taxes.................                                                            15,742

     Quarter ended May 2, 1998:

                          Domestic     Domestic       Inter-    Corporate
                         Wholesale       Retail     national    and other    Consolidated
                         ---------     --------     --------    ---------    ------------
Net revenues...........   $210,384     $170,370      $67,528    $       -        $448,282
Segment profit.........     38,559       11,538        2,969      (26,327)         26,739
Interest expense.......                                                            14,799
Income before income
 taxes.................                                                            11,940

     Total assets are as follows:

                                                                      May 1    January 30
                                                                       1999          1999
                                                                 ----------    ----------
     Domestic wholesale......................................    $  549,184    $  508,532
     Domestic retail.........................................       253,021       245,593
     International...........................................       166,773       159,059
     Corporate and other.....................................       219,344       303,945
                                                                 ----------    ----------
     Consolidated... ........................................    $1,188,322    $1,217,129
                                                                 ==========    ==========

10.  MERGER AGREEMENT

     The Company, Jones Apparel Group, Inc. ("Jones"), a Pennsylvania corporation, and Jill Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly owned subsidiary of Jones, have entered into an Agreement and Plan of Merger, dated as of March 1, 1999 (the "Merger Agreement"), pursuant to which the Company will be merged with Merger Sub (the "Merger") and all outstanding shares of the Company's Common Stock, other than shares held by parties to the Merger Agreement or by dissenting shareholders who perfect their statutory appraisal rights under Delaware law, will be converted into the right to receive $13.00 in cash and .5011 shares of common stock of Jones (the "Jones Common Stock"), subject to the terms and conditions of the Merger Agreement. Based on an average daily closing price of Jones Common Stock over a valuation period consisting of the 15 trading days preceding June 14, 1999 of $31.21 per share, and including assumed debt, the transaction has a total value of approximately $1.5 billion. Jones is a designer and marketer of a broad array of products, including sportswear, jeanswear, suits and dresses. On June 14, 1999, the Company stockholders approved the adoption of the Merger Agreement. The Merger is expected to close on June 15, 1999.

11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Certain of the Company's debt is fully and unconditionally guaranteed on a joint and several basis by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of May 1, 1999 and January 30, 1999, and condensed consolidating statements of income and cash flows for the 13-week periods ended May 1, 1999 and May 2, 1998, respectively, for such guarantor subsidiaries are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on distributions from each of the guarantor subsidiaries to the Company.

11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Certain of the Company's debt is fully and unconditionally guaranteed on a joint and several basis by certain wholly-owned domestic subsidiaries of the Company. Accordingly, condensed consolidating balance sheets as of May 1, 1999 and January 30, 1999, and condensed consolidating statements of income and cash flows for the 13-week periods ended May 1, 1999 and May 2, 1998, respectively, for such guarantor subsidiaries are provided. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors. There are no contractual restrictions on distributions from each of the guarantor subsidiaries to the Company.

                                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                           13 WEEKS ENDED MAY 1, 1999
                                                 (in thousands)

                                     Nine West
                                         Group    Guarantor  Non-Guarantor    Elimination
                                          Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                     --------- ------------  -------------    -----------  ------------
Net revenues......................... $213,025     $499,218        $74,937      $(345,313)     $441,867
Cost of goods sold...................  108,703      410,058         37,258       (310,610)      245,409
                                      --------     --------        -------      ---------      --------

  Gross profit.......................  104,322       89,160         37,679        (34,703)      196,458
Selling, general and
 administrative expenses.............  100,440       66,467         33,601        (34,703)      165,805
Amortization of acquisition goodwill
 and other intangibles...............    1,413          929            366              -         2,708
                                      --------     --------        -------      ---------      --------

  Operating income...................    2,469       21,764          3,712              -        27,945
Interest expense.....................    3,355        6,957          1,891              -        12,203
Equity in net earnings of
 subsidiaries........................   10,748            -              -        (10,748)            -
                                      --------     --------        -------      ---------      --------

  Income before income taxes.........    9,862       14,807          1,821        (10,748)       15,742
Income tax expense...................      259        5,457            423              -         6,139
                                      --------     --------        -------      ---------      --------
  Net income......................... $  9,603     $  9,350        $ 1,398      $ (10,748)     $  9,603
                                      ========     ========        =======      =========      ========

                                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                           13 WEEKS ENDED MAY 2, 1998
                                                 (in thousands)

                                     Nine West
                                         Group    Guarantor  Non-Guarantor    Elimination
                                          Inc. Subsidiaries   Subsidiaries        Entries  Consolidated
                                      -------- ------------  -------------    -----------  ------------
Net revenues......................... $209,130     $649,522        $77,663      $(488,033)     $448,282
Cost of goods sold...................  109,087      558,753         39,491       (450,109)      257,222
                                      --------     --------        -------      ---------      --------

  Gross profit.......................  100,043       90,769         38,172        (37,924)      191,060
Selling, general and
 administrative expenses.............  101,268       67,441         31,047        (37,957)      161,799
Amortization of acquisition goodwill
 and other intangibles...............    1,409          929            184              -         2,522
                                      --------     --------        -------      ---------      --------

  Operating income...................   (2,634)      22,399          6,941             33        26,739
Interest expense.....................    3,786        8,759          2,221             33        14,799
Equity in net earnings of
 subsidiaries........................   12,261            -              -        (12,261)            -
                                      --------     --------        -------      ---------      --------

  Income before income taxes.........    5,841       13,640          4,720        (12,261)       11,940
Income tax expense...................   (1,442)       5,051          1,048              -         4,657
                                      --------     --------        -------      ---------      --------
  Net income......................... $  7,283     $  8,589        $ 3,672      $ (12,261)     $  7,283
                                      ========     ========        =======      =========      ========

                                   CONDENSED CONSOLIDATING BALANCE SHEETS
                                                MAY 1, 1999
                                               (in thousands)

                                      Nine West
                                          Group     Guarantor Non-Guarantor   Elimination
                                           Inc.  Subsidiaries  Subsidiaries       Entries  Consolidated
                                      ---------- ------------ -------------   -----------  ------------
ASSETS
Current Assets:
  Cash............................... $   12,998     $     25      $ 16,614     $       -    $   29,637
  Accounts receivable including
    securitized interest in accounts
    receivable - net.................     45,573      (68,331)      113,174             -        90,416
  Inventories........................    148,952      198,676        75,829             -       423,457
  Prepaid expenses and other
   current assets....................     34,434       22,962         8,536             -        65,932
  Due (to) from affiliates...........   (349,190)     382,481       (33,291)            -             -
                                      ----------     --------      --------     ---------    ----------

    Total current assets.............   (107,233)     535,813       180,862             -       609,442
Property and equipment - net.........    117,696       16,636        27,555             -       161,887
Goodwill - net.......................    201,230            -        27,391             -       228,621
Trademarks and trade names - net.....      1,092      133,977         1,724             -       136,793
Other assets.........................     71,872        2,804         3,703       (26,800)       51,579
Investment in subsidiaries...........    794,531            -             -      (794,531)            -
                                      ----------     --------      --------     ---------    ----------
      Total assets................... $1,079,188     $689,230      $241,235     $(821,331)   $1,188,322
                                      ==========     ========      ========     =========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................... $   17,366     $ 45,161      $ 11,139     $       -    $   73,666
  Accrued expenses and other current
   liabilities.......................     56,134       13,216        16,160             -        85,510
  Current portion of long-term debt..          -            -         3,925             -         3,925
                                      ----------     --------      --------     ---------    ----------

    Total current liabilities........     73,500       58,377        31,224             -       163,101
Long-term debt.......................    467,127            -        19,629             -       486,756
Other non-current liabilities........     63,544            2        30,014       (26,102)       67,458
                                      ----------     --------      --------     ---------    ----------

      Total liabilities..............    604,171       58,379        80,867       (26,102)      717,315

Stockholders' equity.................    475,017      630,851       160,368      (795,229)      471,007
                                      ----------     --------      --------     ---------    ----------
        Total liabilities and
         stockholders' equity........ $1,079,188     $689,230      $241,235     $(821,331)   $1,188,322
                                      ==========     ========      ========     =========    ==========

                                  CONDENSED CONSOLIDATING BALANCE SHEETS
                                             JANUARY 30, 1999
                                              (in thousands)

                                     Nine West
                                         Group     Guarantor  Non-Guarantor    Elimination
                                          Inc.  Subsidiaries   Subsidiaries        Entries  Consolidated
                                    ----------  ------------  -------------    -----------  ------------
ASSETS
Current Assets:
  Cash............................. $    9,776      $     26       $  8,149      $       -    $   17,951
  Accounts receivable including
   securitized interest in accounts
   receivable - net................     34,363       (50,868)       102,999              -        86,494
  Inventories......................    140,112       246,634         73,629              -       460,375
  Prepaid expenses and other
   current assets..................     38,047        23,488          5,897              -        67,432
  Due (to) from affiliates.........   (285,991)      307,097        (21,106)             -             -
                                    ----------      --------       --------      ---------    ----------

    Total current assets...........    (63,693)      526,377        169,568              -       632,252
Property and equipment - net.......    118,345        17,588         28,073              -       164,006
Goodwill - net.....................    202,635             -         27,602              -       230,237
Trademarks and trade names - net...      1,099       134,906          1,890              -       137,895
Other assets.......................     70,838         4,100          4,601        (26,800)       52,739
Investment in subsidiaries.........    783,782             -              -       (783,782)            -
                                    ----------      --------       --------      ---------    ----------
      Total assets................. $1,113,006      $682,971       $231,734      $(810,582)   $1,217,129
                                    ----------      --------       --------      ---------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................. $   19,027      $ 46,712       $ 13,786      $       -    $   79,525
  Accrued expenses and other
   current liabilities.............     69,949        14,833         14,285              -        99,067
  Current portion of long-term debt          -             -          3,449              -         3,449
                                    ----------      --------       --------      ---------    ----------

    Total current liabilities......     88,976        61,545         31,520              -       182,041
Long-term debt.....................    498,745             -         12,059              -       510,804
Other non-current liabilities......     62,442             1         29,879        (26,102)       66,220
                                    ----------      --------       --------      ---------    ----------

      Total liabilities............    650,163        61,546         73,458        (26,102)      759,065

Stockholders' equity...............    462,843       621,425        158,276       (784,480)      458,064
                                    ----------      --------       --------      ---------    ----------
        Total liabilities and
         stockholders' equity...... $1,113,006      $682,971       $231,734      $(810,582)   $1,217,129
                                    ==========      ========       ========      =========    ==========

                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                         13 WEEKS ENDED MAY 1, 1999
                                              (in thousands)

                                      Nine West
                                          Group    Guarantor  Non-Guarantor    Elimination
                                           Inc. Subsidiaries   Subsidiaries        Entries Consolidated
                                      --------- ------------  -------------    ----------- ------------
Net cash provided by operating
 activities.......................... $  37,408    $     312       $  1,125       $      -    $  38,845
                                      ---------    ---------       --------       --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..    (5,288)        (340)        (1,755)             -       (7,383)
Other investing activities...........       533          (49)           355              -          839
                                      ---------    ---------       --------       --------    ---------
Net cash used by investing
 activities..........................    (4,755)        (389)        (1,400)             -       (6,544)
                                      ---------    ---------       --------       --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under
 financing agreements................   (32,001)           -          8,046              -      (23,955)
Net proceeds from issuance of stock
 and other...........................     2,570           76            694              -        3,340
                                      ---------    ---------       --------       --------    ---------
Net cash (used) provided by financing
 activities..........................   (29,431)          76          8,740              -      (20,615)
                                      ---------    ---------       --------       --------    ---------

NET INCREASE (DECREASE) IN CASH......     3,222           (1)         8,465              -       11,686
CASH, BEGINNING OF PERIOD............     9,776           26          8,149              -       17,951
                                      ---------    ---------       --------       --------    ---------
CASH, END OF PERIOD.................. $  12,998    $      25       $ 16,614       $      -    $  29,637
                                      =========    =========       ========       ========    =========

                             CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                      13 WEEKS ENDED MAY 2, 1998
                                           (in thousands)

                                      Nine West
                                          Group    Guarantor  Non-Guarantor    Elimination
                                           Inc. Subsidiaries   Subsidiaries        Entries Consolidated
                                      --------- ------------  -------------    ----------- ------------
Net cash provided (used) by operating
 activities.......................... $  21,700    $     194       $   (298)      $      -    $  21,596
                                      ---------    ---------       --------       --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..    (4,839)        (670)        (1,852)             -       (7,361)
Proceeds from sale of property and
 equipment...........................    16,351            -              -              -       16,351
Business acquisition - net of cash
 acquired............................         -            -         (9,025)             -       (9,025)
Other investing activities...........    (3,861)         383          3,425              -          (53)
                                      ---------    ---------       --------       --------    ---------
Net cash provided (used) by investing
 activities..........................     7,651         (287)        (7,452)             -          (88)
                                      ---------    ---------       --------       --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under
 financing agreements................   (24,861)           -          1,100              -      (23,761)
Net proceeds from issuance of stock
 and other...........................       614           93            387              -        1,094
                                      ---------    ---------       --------       --------    ---------
Net cash (used) provided by financing
 activities..........................   (24,247)          93          1,487              -      (22,667)
                                      ---------    ---------       --------       --------    ---------

NET INCREASE (DECREASE) IN CASH......     5,104            -         (6,263)             -       (1,159)
CASH, BEGINNING OF PERIOD............    10,526           39         13,109              -       23,674
                                      ---------    ---------       --------       --------    ---------
CASH, END OF PERIOD.................. $  15,630    $      39       $  6,846       $      -    $  22,515
                                      =========    =========       ========       ========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included in Item 1 of this report.

RESULTS OF OPERATIONS

     NET INCOME. Net income for the first quarter of 1999 was $9.6 million, or $0.28 per diluted share, a 31.8% increase from net income of $7.3 million, or $0.20 per diluted share, for the first quarter of 1998.

     NET REVENUES. Net revenues were $441.9 million in the first quarter of 1999 compared to $448.3 million in the first quarter of 1998, a decrease of $6.4 million, or 1.4%.

     Domestic wholesale net revenues decreased by $5.3 million, or 2.5%, for the first quarter of 1999 due primarily to the weakness in consumer demand in the domestic retail footwear market. This decrease was offset in part by an increase in net revenues for the Company's wholesale accessories business of $11.9 million, or 61.8%, for the first quarter of 1999.

     Domestic retail net revenues decreased $5.7 million, or 3.3%, for the first quarter of 1999. The decrease in net revenues was due primarily to the Company's strategy of a slower, more controlled approach to retail growth which resulted in the closure (net of openings) of 18 domestic retail stores, and to a comparable store sales decrease of 3.1% due primarily to the weakness in consumer demand in the domestic retail footwear market noted above.

     International net revenues, which are primarily derived from retail operations, increased $4.5 million, or 6.7%, for the first quarter of 1999 due primarily to increased volume from 45 retail locations opened or acquired (net of closings) since May 2, 1998 ($4.9 million).

     During the first quarter of 1999, retail and wholesale operations accounted for 50.2% and 49.8% of the Company's consolidated net revenues, as compared to 49.5% and 50.5% for the comparable prior year period, respectively. Net revenues from the Company's international segment, which are included in the wholesale and retail percentages noted above, accounted for 16.3% of the Company's consolidated net revenues for the first quarter of 1999, compared to 15.1% of consolidated net revenues for the comparable prior year period.

     GROSS PROFIT. Gross profit was $196.5 million in the first quarter of 1999 compared to $191.1 million in the first quarter of 1998, an increase of $5.4 million, or 2.8%. Gross profit as a percentage of net revenues was 44.5% for the first quarter of 1999, compared to 42.6% for the comparable prior year period. The increase in gross profit as a percentage of net revenues was due primarily to increased gross margins in the Company's domestic wholesale and domestic retail businesses primarily attributable to improved inventory controls and better assortment of product offerings.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. SG&A expenses were $165.8 million in the first quarter of 1999, compared to $161.8 million in the first quarter of 1998, an increase of $4.0 million, or 2.5%. SG&A expense expressed as a percentage of net revenues was 37.5% for the first quarter of 1999, up from 36.1% for the comparable prior year period. The increase in SG&A expenses as a percentage of net revenues was due primarily to increased net revenues in the Company's international retail business, which provides a higher gross profit margin but also carries a higher selling, general and administrative expense margin than domestic operations.

     INTEREST EXPENSE. Interest expense was $12.2 million in the first quarter of 1999, compared to $14.8 million in the first quarter of 1998, a decrease of $2.6 million, or 17.5%, due primarily to a decrease in the Company's weighted average debt. Weighted average debt outstanding was approximately $530 million for the first quarter of 1999, compared to approximately $705 million for the comparable prior year period. The decrease in weighted average debt for the first quarter of 1999 was attributable primarily to the increase in cash provided by operating activities discussed below. Weighted average interest rates were 7.5% and 7.2% for the first quarter of 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily upon cash flow from operating activities and borrowings under the Company's revolving credit facility to finance its operations and expansion. Cash provided by operating activities was $38.8 million for the first quarter of 1999, compared to $21.6 million for the first quarter of 1998. The increase in cash provided by operating activities was due primarily to inventory management improvements which resulted in a significant decrease in the Company's investment in inventory. Working capital was $446.3 million at May 1, 1999, compared to $450.2 million at January 30, 1999, a decrease of $3.9 million. Working capital may vary from time to time as a result of seasonal requirements, the timing of factory shipments and the Company's "open stock" and "quick response" wholesale programs, which require an increased investment in inventories.

     Cash used by investing activities was $6.5 million for the first quarter of 1999, compared to $0.1 million for the first quarter of 1998. Capital expenditures totaled $7.4 million for each of the first quarters of 1999 and 1998, and related primarily to the Company's retail location expansion and remodeling programs ($4.1 million and $4.0 million for the first quarters of 1999 and 1998, respectively. Cash used by investing activities during the first quarter of 1998 included $9.0 million for the purchase of Cable & Co.
(UK) Limited, a United Kingdom-based footwear and accessories company, involving 25 retail locations situated primarily in the United Kingdom. Proceeds from the sale of property and equipment during the first quarter of 1998 included $16.4 million for the sale of certain office and warehouse facilities located in Cincinnati, Ohio, which the Company had acquired in connection with the acquisition of the Footwear Division of The United States Shoe Corporation. The Company estimates that its capital expenditures for 1999 will be approximately $30.0 million, relating primarily to the ongoing expansion of its domestic and international retail operations (approximately $15.0 million), and equipment for its distribution, manufacturing and management information systems (approximately $4.0 million). The actual amount of the Company's capital expenditures depends, in part, on the number of new retail locations opened, the number of retail locations remodeled, the amount of any construction allowances the Company may receive from the landlords of its new retail locations and any unexpected costs incurred in connection with year 2000 compliance (See "--Year 2000 Compliance").
The Company's ongoing evaluation of its retail operations has led to a decision to grow its retail network at a slower pace by applying rigorous standards to all retail location opening and closing decisions. The opening and success of new retail locations will be dependent upon, among other things, general economic and business conditions affecting consumer spending, the availability of desirable locations and the negotiation of acceptable lease terms for new locations.

     Cash used by financing activities was $20.6 million and $22.7 million during the first quarters of 1999 and 1998, respectively. Cash used by financing activities during the first quarter of 1999 included a $24.0 million reduction in borrowings under the Company's revolving credit facility primarily attributable to inventory management improvements which resulted in a significant decrease in the Company's investment in inventory. The Company is permitted to borrow up to $500.0 million under the terms of its revolving credit facility, of which up to $150.0 million may be utilized for letters of credit and up to $250.0 million may be in the form of multicurrency borrowings. As of May 1, 1999, $14.6 million of multicurrency borrowings backed by letters of credit and $45.6 million of other letters of credit were outstanding on a revolving basis, and $439.8 million was available for future borrowing.

     In the fourth quarter of 1998, the Company recorded a pre-tax charge of $18.0 million (the "1998 Restructuring Charge") related to the restructuring of the Company's manufacturing operations and the Company's decision to close its
9 & Co. retail stores. Inventory write-downs of $5.4 million associated with the charge were recorded as a component of costs of goods sold. The 1998 Restructuring Charge related to costs associated with: (1) the closure of one domestic manufacturing facility and one Caribbean-based component facility, and the reconfiguration and integration of certain operations at three other domestic manufacturing facilities (the "Manufacturing Restructuring"); and (2) the Company's decision to close all 63 9 & Co. stores in operation at January 30, 1999. The major components of the 1998 Restructuring Charge were: (1) asset write-downs of $12.9 million; (2) lease termination and facility closure costs of $3.5 million; and (3) severance and termination benefit costs of $1.6 million. Total cash outlays related to the 1998 Restructuring Charge are estimated to be $5.1 million and are to be substantially paid through 2000, with certain lease termination costs to be paid through 2002.

     During the fourth quarter of 1998, the Company substantially completed the activities associated with the Manufacturing Restructuring. During the first quarter of 1999, the Company closed 12 of the 9 & Co. stores. The Company anticipates that it will close approximately 50 of the 63 9 & Co. stores during 1999, and close the remaining 9 & Co. stores during 2000. As of May 1, 1999, cash outlays against the 1998 Restructuring Charge accrual were $0.9 million and included $0.5 million in severance and termination benefit payments ($0.3 million during the first quarter of 1999) and $0.4 million in lease termination and facility closure costs (all during the first quarter of 1999).

     The initiatives outlined in the 1998 Restructuring Charge are expected to affect approximately 1,260 employees, of which 640 are manufacturing positions, 580 are 9 & Co. retail employees and 40 are managerial employees. Total severance and termination benefit costs associated with these initiatives are estimated to be $2.9 million, of which $1.6 million was included in the 1998 Restructuring Charge and $0.8 million was related to benefits provided by the Company's existing severance plans. The remaining $0.5 million is related to the 9 & Co. store closures. As of May 1, 1999, substantially all of the manufacturing and managerial and 41 of the 9 & Co. position eliminations were completed with $0.4 million in severance and termination benefit costs being charged against the existing severance plan liability. The severance and termination benefit payments associated with the 1998 Restructuring Charge will be substantially completed during 1999.

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

     In the third quarter of 1997, the Company commenced the assessment of its domestic IT software and hardware. The Company expects to substantially complete the development, programming changes and unit testing including compatibility testing, with respect to its domestic IT systems in the second quarter of 1999. In the first quarter of 1998, the Company commenced the assessment of its international IT software and hardware. The Company expects to substantially complete the development, programming changes and unit testing, including compatibility testing, with respect to its international IT systems in the second quarter of 1999. The Company completed the assessment of its non-computer equipment that could be affected by the technical problems associated with the Year 2000 Issue in the first quarter of 1999 and plans to fully test such equipment by the end of the second quarter of 1999. As of May 31, 1999, the Company had completed approximately 80% of all phases of the Year 2000 Program, consistent with its timetable.

     Through May 1, 1999, the Company has expended approximately $5.0 million related to its global Year 2000 Program. The Company currently expects that the total costs of the Year 2000 Program, including both incremental spending and redeployed resources, will be approximately $6.0 million. The costs of the Year 2000 Program will be funded through existing sources of liquidity. Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel and the ability to locate and correct all relevant computer code and systems.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in the Company's financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. The Company manages this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Company policy allows the use of derivative financial instruments for identi-fiable market risk exposures, including interest rate and foreign currency fluctuations. The Company does not enter into derivative financial contracts for trading or other speculative purposes. Since January 30, 1999, there have been no significant changes in the Company's interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

     Since January 13, 1999, more than 25 putative class actions have been filed on behalf of purchasers of the Company's footwear in four separate fed-eral courts alleging that the Company violated Section 1 of the Sherman Act by engaging in a conspiracy with its retail distributors to fix the minimum prices at which the footwear marketed by the Company was sold to the public. Three of these class action complaints have been consolidated into a single action in the United States District Court for the Southern District of New York and seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees. The fourth federal action, originally filed in district court in Pennsylvania, is in the process of being transferred and consolidated with the federal action in New York. In addition, five putative class actions based on the same alleged conduct have been filed in state courts in New York, the District of Columbia, Wisconsin, California and Minnesota alleging violations of those states' respective antitrust laws. The five state actions likewise seek injunctive relief, unspecified compensatory and treble damages, and attorneys' fees.

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

     On March 3, 4 and 5, 1999, four purported stockholder class action suits were filed against the Company, the members of the Company's Board of Directors and Jones in the Delaware Court of Chancery. These complaints allege, among other things, that the defendants have breached their fiduciary duties to Company stockholders by failing to maximize stockholder value in connection with entering into the Merger Agreement with Jones. See Note 10 to the Con-densed Consolidated Financial Statements, "Merger Agreement," in Item 1. The complaints seek, among other things, an order enjoining completion of the merger. The Company and Jones believe that the complaints are without merit and plan to defend vigorously against the complaints.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

             See Index to Exhibits



     (b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated February 1, 1999, for the purpose of reporting under Item 5 thereof the issuance of a press release announcing that it was informed on that date by the staff of the United States Securities and Exchange Commission that its pending investigation of the Company had been terminated with no enforcement action being recommended against the Company. The Company had previously disclosed that the formal investigation, of which it was advised on May 1, 1997, related primarily to the Company's revenue recognition policies and practices and later examined the Company's importation of products manufactured in Brazil. A copy of the press release was filed therewith as Exhibit 20.1.

     The Company filed a Current Report on Form 8-K dated March 2, 1999, for the purpose of reporting under Item 5 thereof that on March 2, 1999, the Company, Jones and Merger Sub entered into the Merger Agreement and that, pursuant to a Stockholder Agreement, dated as of March 1, 1999 (the "Stockholder Agreement") among Vincent Camuto, Jerome Fisher (the "Holders") and Jones, the Holders had agreed, among other things, to vote their shares of common stock in favor of the Merger. See Note 10 to Condensed Consolidated Financial Statements, "Merger Agreement," in Item 1. Copies of the Merger Agreement, the Stockholder Agreement and a joint press release of the Company and Jones, dated March 2, 1999, were filed therewith as Exhibits 2, 99.1 and 99.2, respectively, and were incorporated therein by reference.






                                   SIGNATURES

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




                                                 Nine West Group Inc.
                                                     (Registrant)


                                      By:    /s/ Robert C. Galvin
                                          ---------------------------
                                                 Robert C. Galvin

                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Treasurer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)





Date: June 14, 1999
































                                 INDEX TO EXHIBITS

     Exhibit
     Number   Exhibit
     ------   -------

     27       Financial Data Schedule.